Form 10-Q
period 1996-09-30
GARGOYLES INC
filed 1996-11-14
CIK 1016278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from _________ to _________

                         Commission file number 0-21335


                                 GARGOYLES, INC.
             (Exact name of registrant as specified in its charter)


       Washington                                      91-1247269
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                             5866 SOUTH 194TH STREET
                             KENT, WASHINGTON 98032
                                 (206) 872-6100
   (Address and telephone number of registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes      No  X
                                                      ---     ---


As of October 31, 1996 there were 7,419,008 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                           PAGE(S)
                                                                           -------
Item 1:    Financial Statements  (Unaudited)

           Consolidated Balance Sheets ................................        1

           Consolidated Statements of Operations ......................        2

           Consolidated Statements of Cash Flows ......................        3

           Notes to Consolidated Financial Statements .................      4-5

Item 2:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................     6-10


PART II.   OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders ........       11

Item 5:    Other Information ..........................................       12

Item 6:    Exhibits and Reports on Form 8-K ...........................       12

Signature .............................................................       13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,       December 31,
                                                                1996                1995
                                                                ----                ----
                                                            (Unaudited)           (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $      1,100        $        900
  Trade receivables, less allowances for doubtful
    accounts of $119,238 and $10,355                           7,534,987           2,514,489
  Inventories                                                  5,247,671           5,473,692
  Trade credits                                                  624,295             497,587
  Other current assets and prepaid expenses                    2,406,610             732,984
                                                            ------------        ------------
Total current assets                                          15,814,663           9,219,652
Property and equipment, net                                    2,478,572           1,900,603
Intangibles                                                    3,018,742                  --
Other assets                                                     189,566             145,979
                                                            ------------        ------------
Total assets                                                $ 21,501,543        $ 11,266,234
                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank under revolving line of credit       $  7,110,199        $  5,412,916
  Note payable to bank                                         5,000,000                  --
  Accounts payable                                             4,238,739           3,572,739
  Accrued expenses and other current liabilities               3,859,447           1,577,048
  Current maturities of long-term debt                         1,423,666           1,349,333
                                                            ------------        ------------
Total current liabilities                                     21,632,051          11,912,036
                                                            ------------        ------------
Deferred license income                                          405,000             540,000
                                                            ------------        ------------
Long-term debt                                                 5,280,290           6,017,812
                                                            ------------        ------------
Minority interest                                                360,000                  --
                                                            ------------        ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, authorized shares --
     10,000,000, none issued                                          --                  --
  Common stock, no par value, authorized shares --
     40,000,000, issued and outstanding -- 5,464,543
     and 5,450,003, respectively                               9,302,250           5,788,070
  Repurchased shares                                         (10,895,500)        (10,895,500)
  Retained earnings (deficit)                                 (4,582,548)         (1,946,184)
  Deferred compensation                                               --            (150,000)
                                                            ------------        ------------
Total shareholders' equity                                    (6,175,798)         (7,203,614)
                                                            ------------        ------------

Total liabilities and shareholders' equity                  $ 21,501,543        $ 11,266,234
                                                            ============        ============



                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Quarter Ended                        Nine Months Ended
                                                     September 30,                          September 30,
                                                     -------------                          -------------
                                                1996               1995                1996                1995
                                            -----------        ------------        ------------        ------------
Net sales                                   $ 8,910,618        $  5,221,008        $ 26,537,434        $ 14,344,840

Cost of sales                                 3,737,704           1,957,957          11,123,889           5,431,691
                                            -----------        ------------        ------------        ------------

Gross profit                                  5,172,914           3,263,051          15,413,545           8,913,149
                                            -----------        ------------        ------------        ------------

License income                                   93,000              95,000             386,609             385,000
                                            -----------        ------------        ------------        ------------

                                              5,265,914           3,358,051          15,800,154           9,298,149
                                            -----------        ------------        ------------        ------------

Operating expenses:
     Sales and marketing                      2,275,001           1,459,880           7,260,351           4,260,540
     General and administrative               1,194,909             844,874           3,272,461           2,179,780
     Shipping and warehousing                   521,598             314,986           1,592,236             743,463
     Research and development                   320,044              73,370             652,702             201,812
     Stock compensation and IPO bonus           305,000              50,000           3,833,140             205,000
                                            -----------        ------------        ------------        ------------

Total operating expenses                      4,616,552           2,743,110          16,610,890           7,590,595
                                            -----------        ------------        ------------        ------------

Income (loss) from operations                   649,362             614,941            (810,736)          1,707,554
                                            -----------        ------------        ------------        ------------

Other income (expense):
     Interest expense, net                     (664,509)           (319,875)         (1,825,628)           (710,805)
     Recapitalization expenses                       --                  --                  --            (573,710)
     Other                                         (282)              1,444                  --               6,829
                                            -----------        ------------        ------------        ------------
Total other income (expense)                   (664,791)           (318,431)         (1,825,628)         (1,277,686)
                                            -----------        ------------        ------------        ------------

Income (loss) before income taxes               (15,429)            296,510          (2,636,364)            429,868

Income tax provision                                 --             100,000                  --             150,700
                                            -----------        ------------        ------------        ------------

Net income (loss)                               (15,429)       $    196,510          (2,636,364)       $    279,168
                                            ===========        ============        ============        ============

Net income (loss) per share                       (0.00)       $       0.03               (0.46)       $       0.05
                                            ===========        ============        ============        ============

Weighted average common
     shares used in the
     calculation of net income
     (loss) per share                         5,714,435           5,707,078           5,712,074           5,707,078
                                            ===========        ============        ============        ============




                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1996               1995
                                                                -----------        -----------
OPERATING ACTIVITIES
Net income (loss)                                               $(2,636,364)       $   279,168
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Amortization                                                    146,728                 --
    Depreciation                                                    378,864            147,194
    Stock compensation                                            3,528,140            205,000
    Deferred license income                                        (135,000)           585,000
    Recapitalization expenses included in note
       payable to shareholder                                            --            283,100
    Changes in assets and liabilities net of effects from
        purchase of Hobie:
           Accounts receivable                                   (4,725,878)        (1,617,833)
           Inventories                                            1,324,365         (2,777,979)
           Other current assets and other assets                 (1,691,405)          (561,495)
           Accounts payable, accrued expenses and other
                current liabilities                               2,577,510          1,905,596
                                                                -----------        -----------
Net cash used in operating activities                            (1,233,040)        (1,552,249)
                                                                -----------        -----------

INVESTING ACTIVITIES
Acquisition of property and equipment                              (881,954)          (861,635)
Purchase of Hobie                                                (3,974,900)                --
                                                                -----------        -----------
Net cash used in investing activities                            (4,856,854)          (861,635)
                                                                -----------        -----------

FINANCING ACTIVITIES
Net proceeds from revolving line of credit                        1,697,283          1,404,761
Proceeds from issuance of note payable to
  bank and long-term debt                                         5,360,000          6,840,000
Principal payments on long-term debt                             (1,023,189)          (115,315)
Payments for stock repurchase                                            --         (6,405,920)
Proceeds from stock issuance                                             --            897,918
Proceeds from warrant issuance                                       56,000                 --
Distributions to shareholder                                             --           (261,147)
Net proceeds on affiliate accounts                                       --             46,457
                                                                -----------        -----------
Net cash provided by financing activities                         6,090,094          2,406,754
                                                                -----------        -----------

Net increase (decrease) in cash and cash equivalents                    200             (7,130)

Cash and cash equivalents, beginning of period                          900              8,030
                                                                -----------        -----------
Cash and cash equivalents, end of period                        $     1,100        $       900
                                                                ===========        ===========



                             See accompanying notes.

                                GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)


1.  INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly their consolidated financial position at September 30, 1996 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form S-1 filed with the Securities and Exchange Commission on September 27, 1996.

         The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.


2.  INVENTORIES

         Inventories consist of the following:

                                              September 30,          December 31,
                                                  1996                   1995
                                               ----------             ----------
Raw Materials ....................             $3,829,847             $4,804,323
Finished Goods ...................              1,417,824                669,369
                                               ----------             ----------
                                               $5,247,671             $5,473,692
                                               ==========             ==========


3.  ACQUISITION OF HOBIE

         On February 13, 1996, Gargoyles purchased all of the issued and outstanding stock of H.S.I. ("Hobie"). Hobie was the manufacturer of Hobie Polarized Sunglasses under an exclusive license agreement for use of the name Hobie on sunglasses.

         The acquisition of Hobie (the "Hobie Acquisition" ) has been accounted for using the purchase method of accounting. Accordingly, the allocation of the purchase price of $3,974,900, of which $3,380,014 was paid in cash, has been based on the fair value of the assets acquired and liabilities assumed. Included in the purchase price are consulting service fees of up to an aggregate of $300,000 to two of Hobie's former shareholders. As consideration for certain noncompetition covenants, the Company agreed to pay an aggregate of $200,000 in 12 monthly installments and issue an aggregate of 14,540 shares of its common stock to two of Hobie's former shareholders. Costs in excess of the fair market value of assets and liabilities acquired are reflected as intangibles, the most significant component of which is the Hobie license agreement, that is being amortized over the remaining 27-year license period of the Hobie brand name.

         Pro forma information, assuming the Hobie Acquisition had occurred at the beginning of the periods presented, is as follows:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1996                  1995
                                              ------------           -----------
Sales ..............................          $ 26,849,000           $17,745,000
Gross profit .......................            15,558,000            10,613,000
Net income (loss) ..................            (2,793,000)              280,000
Net income (loss) per share ........                 (0.49)                 0.05


4. INCOME TAXES

         The Company has recorded no income tax benefit relating to the cumulative net loss for the nine-month period ended September 30, 1996, since the Company may not realize a benefit in future periods. The Company has recorded a 100% valuation allowance for all deferred tax assets.


5. OTHER TRANSACTIONS

         In connection with an employment agreement, the Company expensed a nonrecurring $300,000 bonus to an executive officer, together with $5,000 in related payroll taxes. The amount was accrued upon the effective date of the Company's initial public offering and paid upon closing of that offering in October 1996.


6. SUBSEQUENT EVENTS

Stock Dividend

         On August 29, 1996, the Company's Board of Directors approved a stock dividend in the amount of 4.45 shares for every one share of common stock outstanding, thereby giving effect to a 5.45-to-1 stock split payable on August 29, 1996. On August 28, 1996, the Company filed its Restated Articles of Incorporation to increase the number of authorized shares to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. The accompanying financial statements have been restated to give effect to the stock dividend.

Public Offering

         On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $28 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in early October. In connection with this early repayment of debt, the Company will recognize a $200,000 nonrecurring charge in the fourth quarter of 1996 for the accelerated amortization of loan fees.

Credit Facility

         Effective October 2, 1996, the Company has negotiated a replacement Credit Facility (the "Credit Facility") consisting of (i) a revolving $10.0 million unsecured operating facility for general short-term corporate purposes and (ii) a $5.0 million term fixed asset facility secured by the Company's equipment. The Credit Facility is for a two-year period with equipment notes issued during such period maturing on the fifth anniversary of the note date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         When used in this discussion and analysis the words "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors which could affect the Company's financial results include those described below and in the Company's recent Form S-1 filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

GENERAL

         Gargoyles, Inc. designs, manufactures and markets a broad line of performance and outdoor lifestyle-oriented sunglasses which combine innovative styling with its patented dual lens toric curve technology. In addition, the Company recently acquired the Hobie sunglass line, a leading line of polarized sunglasses, which is one of the fastest emerging categories within the premium sunglass market. The Company also offers a popular line of protective eyewear focused primarily on the medical and dental market segments.

         On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $28 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in early October. In connection with this early repayment of debt, the Company will recognize a $200,000 nonrecurring charge in the fourth quarter of 1996 for the accelerated amortization of loan fees.


RESULTS OF OPERATIONS

         The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                              THREE MONTHS              NINE MONTHS
                                                 ENDED                     ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                           1996         1995         1996          1995
                                           ----         ----         ----          ----
Net sales .........................       100.0%       100.0%       100.0%        100.0%
Cost of sales .....................        41.9         37.5         41.9          37.9
                                          -----        -----        -----         -----
                                                                                   41.9
Gross profit ......................        58.1         62.5         58.1          62.1
License income ....................         1.0          1.8          1.4           2.7
Operating expenses:
   Sales and marketing ............        25.5         27.9         27.4          29.7
   General and administrative .....        13.4         16.2         12.3          15.2
   Shipping and warehousing .......         5.9          6.0          6.0           5.2
   Research and development .......         3.6          1.4          2.5           1.4
   Stock compensation and IPO bonus         3.4          1.0         14.4           1.4
                                          -----        -----        -----         -----
     Total operating expenses .....        51.8         52.5         62.6          52.9
                                          -----        -----        -----         -----
Income (loss) from operations .....         7.3%        11.8%        (3.1)%        11.9%
                                          =====        =====        =====         =====

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

         Net sales. Net sales increased to $8.9 million for the quarter ended September 30, 1996 from $5.2 million for the quarter ended September 30, 1995, an increase of $3.7 million or 71%. This increase was primarily the result of
(i) new product introductions, including the Paladin, Vortex and Octane models in 1996, (ii) sales increases in most existing product lines, (iii) an increase in the number of active accounts resulting from the Company's sales efforts, and
(iv) sales of Hobie products in the 1996 period, subsequent to the Hobie Acquisition, totaling approximately $1.9 million. The change in the Company's product mix associated with new product introductions and the inclusion of the Hobie product lines contributed to a 1% increase in the total average selling price in the 1996 quarter on unit growth of 70%.

         Gross profit. Gross profit increased to $5.2 million for the quarter ended September 30, 1996 from $3.3 million for the quarter ended September 30, 1995. Gross margin decreased to 58.1% in the 1996 quarter from 62.5% in the 1995 quarter. The decline in gross margin in the 1996 quarter was attributable, in part, to large purchases by Sunglass Hut and growth in sales to new distributors, both of which receive higher volume discounts than the Company's other accounts. Gargoyles' sales to Sunglass Hut totaled approximately 37% of net sales for the 1996 quarter compared to 31% for the 1995 quarter. In addition, the decrease in gross margin in 1996 resulted from lower gross margin for Hobie. Hobie's lower gross margin resulted primarily from sales pricing and component costs in place at the time of the Hobie Acquisition in February 1996. The decrease in gross margin in 1996 also resulted from unanticipated cost increases from one frame supplier and resulting increases in production costs at the Company. The Company is replacing this supplier with a new, lower-cost supplier.

         Operating expenses. Operating expenses increased to $4.6 million for the quarter ended September 30, 1996 from $2.7 million for the quarter ended September 30, 1995. As a percentage of net sales, operating expenses decreased to 51.8% in the 1996 quarter, which included an initial public offering bonus of $305,000 or 3.4% of net sales, from 52.5% in the 1995 quarter. Excluding this initial public offering bonus, operating expenses as a percentage of net sales decreased to 48.4% for the 1996 quarter. Sales and marketing expenses increased $815,000 in the 1996 quarter, primarily as a result of salaries and commissions associated with higher sales levels and increases in marketing and warranty expenditures. As a percentage of net sales, sales and marketing expenses decreased to 25.5% in the 1996 period from 27.9% in the 1995 period due to the slower growth of these expenses compared to net sales. General and administrative expenses increased $350,000 in the 1996 quarter, as the Company continued to add personnel and the infrastructure necessary to support its growth. As a percentage of net sales, general and administrative expenses decreased to 13.4% in the 1996 quarter from 16.2% in the 1995 quarter, due to greater leverage of the Company's overhead. Research and development expenses increased $247,000 in the 1996 quarter, as the Company added personnel to develop new products for the Gargoyles and Hobie lines, as well as the new Timberland Eyewear line scheduled for launch in the second quarter of 1997. A nonrecurring compensation charge for $305,000 associated with the Company's initial public offering was recorded in the 1996 period.

         Interest expense, net. Net interest expense increased to $665,000 for the quarter ended September 30, 1996 from $320,000 for the quarter ended September 30, 1995. This increase resulted from substantially higher debt incurred with the Hobie Acquisition in February 1996 and increased borrowings to support operations. The Company expects interest expense to decrease significantly in future periods as substantially all outstanding debt was repaid with proceeds from the initial public offering.

         Net income (loss). As a result of the items discussed above, the Company's net loss was ($15,000) or ($0.00) per share for the quarter ended September 30, 1996 compared to net income of $197,000 or $0.03 per share for the quarter ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Net sales. Net sales increased to $26.5 million for the nine months ended September 30, 1996 from $14.3 million for the nine months ended September 30, 1995, an increase of $12.2 million or 85%. This increase was primarily the result of (i) new product introductions, including the Helios model in March 1995 and the Paladin, Vortex and Octane models in 1996, (ii) sales increases in most existing product lines, (iii) an increase in the number of active accounts resulting from the Company's sales efforts, and (iv) sales of Hobie products in the 1996 period, subsequent to the Hobie Acquisition, totaling approximately $4.9 million. The change in the Company's product mix associated with new product introductions and the inclusion of the Hobie product lines contributed to a 2% increase in the total average selling price in the 1996 period on unit growth of 83%.

         Gross profit. Gross profit increased to $15.4 million for the nine months ended September 30, 1996 from $8.9 million for the nine months ended September 30, 1995. Gross margin decreased to 58.1% in the 1996 period from 62.1% in the 1995 period. The decline in gross margin during the 1996 period was attributable, in part, to large purchases by Sunglass Hut and growth in sales to new distributors, both of which receive higher volume discounts than the Company's other accounts. Gargoyles' sales to Sunglass Hut totaled approximately 37% of net sales for the 1996 period compared to a historical level of approximately 33%. In addition, the decrease in gross margin in 1996 resulted from lower gross margin for Hobie. Hobie's lower gross margin resulted primarily from sales pricing and component costs in place at the time of the Hobie Acquisition in February 1996. The decrease in gross margin in 1996 also resulted from unanticipated cost increases from one frame supplier and resulting increases in production costs at the Company. The Company is replacing this supplier with a new, lower-cost supplier.

         Operating expenses. Operating expenses increased to $16.6 million for the nine months ended September 30, 1996 from $7.6 million for the nine months ended September 30, 1995. As a percentage of net sales, operating expenses increased to 62.6% in the 1996 period, which included stock compensation and IPO bonus of $3.8 million or 14.4% of net sales, from 52.9% in the 1995 period. Excluding this stock compensation and IPO bonus, operating expenses as a percentage of net sales decreased to 48.2% for the 1996 period. Sales and marketing expenses increased $3.0 million in the 1996 period, primarily as a result of salaries and commissions associated with higher sales levels and increases in marketing and warranty expenditures. As a percentage of net sales, sales and marketing expenses decreased to 27.4% in the 1996 period from 29.7% in the 1995 period due to the slower growth of these expenses compared to net sales. General and administrative expenses increased $1.1 million in the 1996 period, as the Company continued to add personnel and the infrastructure necessary to support its growth. As a percentage of net sales, general and administrative expenses decreased to 12.3% in the 1996 period from 15.2% in the 1995 period, due to greater leverage of the Company's overhead. Research and development expenses increased $451,000 in the 1996 period, as the Company added personnel to develop new products for the Gargoyles and Hobie lines, as well as the new Timberland Eyewear line scheduled for launch in the second quarter of 1997. Stock compensation and IPO bonus increased to $3.8 million in the 1996 period from $205,000 in the 1995 period.

         Income (loss) from operations. The Company's loss from operations was ($811,000) for the nine months ended September 30, 1996 compared to income from operations of $1.7 million for the nine months ended September 30, 1995 primarily as a result of the $3.8 million nonrecurring stock compensation and IPO bonus in the 1996 period.

         Interest expense, net. Net interest expense increased to $1.8 million for the nine months ended September 30, 1996 from $711,000 for the nine months ended September 30, 1995. This increase resulted from substantially higher debt incurred in the Recapitalization in March 1995 and the Hobie Acquisition in February 1996, and increased borrowings to support operations. The Company expects interest expense to decrease significantly in future periods as substantially all outstanding debt was repaid with proceeds from the initial public offering.

         Income tax provision (benefit). The Company's income tax benefit was zero for the nine months ended September 30, 1996 compared to an income tax provision of $151,000 for the nine months ended September 30, 1995. Differences from the federal statutory income tax rate of 34% resulted in 1996 from increases in the reserve against certain tax assets and, in 1995, the inclusion of Antone Manufacturing, Inc.'s ("Antone") earnings in income (loss) before income taxes. The Company was not subject to income tax on Antone's earnings because Antone was an S corporation.

         Net income (loss). The Company's net loss was ($2.6) million or ($0.46) per share for the nine months ended September 30, 1996 compared to net income of $279,000 or $0.05 per share for the nine months ended September 30, 1995. Excluding the nonrecurring, noncash charge for stock compensation and the nonrecurring IPO related item, pro forma net income would have been $1.2 million or $0.21 per share for the 1996 period compared to $414,000 or $0.07 per share for the 1995 period.

         Hobie. Net sales of Hobie sunglasses were $5.2 million for the nine months ended September 30, 1996 compared to $3.4 million for the nine months ended September 30, 1995. Hobie's income from operations increased to $1.3 million for the nine months ended September 30, 1996 from $264,000 for the nine months ended September 30, 1995. Hobie's operating expenses in the 1996 period included amortization of intangibles totaling $147,000. Hobie's net loss for the period from January 1 to February 13, 1996 was $47,000. This loss resulted primarily from the seasonality of Hobie's business.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had an $11 million secured revolving line of credit with a bank. Outstanding borrowings as of September 30,1996 were $7.1 million. In connection with the Recapitalization in March 1995, the Company borrowed $6.0 million (the "Recapitalization Loan") from a bank. As of September 30, 1996, the balance was $5.1 million under the Recapitalization Loan. In connection with the Hobie Acquisition, the Company borrowed $4.0 million in a separate agreement from a bank. These funds were primarily used to purchase all the outstanding stock of Hobie. On June 25, 1996, the Company borrowed an additional $1.0 million, the proceeds of which were used for general working capital. During 1996, the Company had also borrowed an additional $360,000 to purchase equipment. The total amount outstanding for equipment purchases as of September 30, 1996 was $1.2 million.

         On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $28 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in early October.

        At September 30, 1996, the Company had working capital of ($5.8) million, debt of $18.8 million and shareholders' equity of ($6.2) million. Adjusted for the net proceeds from the initial public offering, and the use of a portion of these net proceeds to repay debt, the Company had pro forma working capital of $16.5 million, pro forma debt of zero and pro forma shareholders' equity of $21.4 million.

         The Company's capital expenditures traditionally have included optical molds and production and office equipment. Expenditures for the nine months ended September 30, 1996 totaled $882,000. The Company expects total capital expenditures for 1996 to approximate $1,200,000.

         The Company expects that cash flow from operations, the net proceeds from the initial public offering and the available borrowing under its new Credit Facility will provide sufficient working capital for its operations and capital expenditures for the foreseeable future.

SEASONALITY

         The following table sets forth certain unaudited quarterly data for the periods shown:

                                          1995 QUARTER ENDED                           1996 QUARTER ENDED
                            ----------------------------------------------      ---------------------------------
                            MAR. 31      JUNE 30      SEPT. 30     DEC. 31      MAR. 31     JUNE 30      SEPT. 30
                            -------      -------      --------     -------      -------     -------      --------
Net sales ..............     $3.3         $5.8          $5.2        $3.6         $7.0        $10.6         $8.9
Gross profit ...........      2.0          3.6           3.3         2.0          4.1          6.1          5.2

         The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter, when net sales have historically been lower. The Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. This increase in accounts receivable does not have a significant effect on the Company's liquidity. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders

         The Company held its annual meeting of shareholders on August 27, 1996. Six directors were elected at the meeting: Erik J. Anderson, Douglas B. Hauff, Timothy C. Potts, Walter F. Walker, Paul S. Shipman and William D. Ruckelshaus. All six directors were elected for a term of one year expiring at the Company's 1997 annual meeting. The shareholders also approved a Restatement of the Company's Articles of Incorporation, approved and ratified a 1995 Stock Incentive Compensation Plan and approved and ratified indemnification agreements between the Company and its directors. The following summarizes all matters voted on at the meeting:

         1.) Election of Directors

                                                       For          Abstain
                                                       ---          -------
         Erik J. Anderson                        4,057,536        1,407,007
         Douglas B. Hauff                        4,057,536        1,407,007
         Timothy C. Potts                        4,057,536        1,407,007
         Walter F. Walker                        4,057,536        1,407,007
         Paul S. Shipman                         4,057,536        1,407,007
         William D. Ruckelshaus                  4,057,536        1,407,007

         2.) Approval of Amendment and Restatement of Articles of Incorporation

                                                       For          Abstain
                                                       ---          -------
                                                 4,057,536        1,407,007

         3.) Approval and Ratification of Amendment dated December 8, 1995 to
             1995 Stock Option Plan

                                                       For          Abstain
                                                       ---          -------
                                                 4,057,536        1,407,007

         4.) Approval and Ratification of 1995 Stock Incentive Compensation Plan

                                                       For          Abstain
                                                       ---          -------
                                                 4,057,536        1,407,007

         5.) Approval and Ratification of Indemnification Agreement

                                                       For          Abstain
                                                       ---          -------
                                                 4,057,536        1,407,007

Item 5.  Other Information

The Company has advanced funds to an enterprise related to an entity affiliated with the Company that distributes bicycling products produced by another manufacturer and operates under the trade name Axcent Sports ("Axcent"). The Company advanced approximately $170,000 to Axcent between January 1, 1996 and June 30, 1996, which is reflected on the Company's September 30, 1996 balance sheet as a prepaid expense. A claim in the amount of approximately $363,000 has been made against the Company relating to shipments of products by a manufacturer to Axcent. Axcent is in the process of winding up its operations and management has concluded that Axcent may be unable to meet its obligations. Trillium Corporation and Douglas B. Hauff have agreed to indemnify the Company for any and all advances, investments of any nature, losses, liabilities, deficiencies, claims and expenses associated with Axcent as a result of its failure to pay or perform its obligations arising from its operations. The Company is currently in the process of evaluating the impact of the winding up of Axcent on the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a):  Exhibits

Exhibit 10.1 Credit Agreement dated October 2, 1996, between U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 10.2 First Amendment to Option Agreement dated June 28, 1996 between Douglas B. Hauff, the Company and certain shareholders of the Company.

Exhibit 10.3 Second Amendment to Option Agreement dated June 28, 1996 between the Company, Dennis Burns and Douglas B. Hauff.

Exhibit 10.4 Indemnity Agreement dated September 26, 1996 by Trillium Corporation and Douglas B. Hauff in favor of the Company.

Exhibit 11.1      Computation of Earnings Per Share

Exhibit 27.1      Financial Data Schedule


(b):  Reports on Form 8-K
         No reports have been filed during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Gargoyles, Inc.
                                             (Registrant)


                                             /s/ Steven R. Kingma
November 14, 1996                            -----------------------------------
                                             Steven R. Kingma
                                             Vice-President, Chief Financial
                                             Officer, Secretary and Treasurer