Form 10-K405
period 1996-12-31
GARGOYLES INC
filed 1997-03-31
CIK 1016278

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21335

                                GARGOYLES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NONE

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1997, 7,420,683 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant on that date was $23,328,753 computed at the closing price on that date.

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 22, 1997.

================================================================================

                                     INDEX

                                                                                        PAGE
                                                                                        -----
                                           PART I
  Item 1.   Business..................................................................      1
  Item 2.   Properties................................................................     16
  Item 3.   Legal Proceedings.........................................................     16
  Item 4.   Submission of Matters to a Vote of Security Holders.......................     17
                                           PART II
  Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters......     17
  Item 6.   Selected Financial Data...................................................     17
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................     18
  Item 8.   Financial Statements and Supplementary Data...............................     26
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosures...............................................................     44

                                          PART III
  Item 10.  Directors and Executive Officers of the Registrant........................     44
  Item 11.  Executive Compensation....................................................     46
  Item 12.  Security Ownership of Certain Beneficial Owners and Management............     46
  Item 13.  Certain Relationships and Related Transactions............................     46

                                           PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........     46

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements within the following description of the business of Gargoyles, Inc. ("Gargoyles" or the "Company") and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: potential inability to sustain and manage growth; relationships with, dependence upon and performance of key retailers; dependence on new product introductions and market acceptance and integration of new product lines; competition; uncertainty regarding patents and proprietary rights; inability to successfully integrate acquisitions and licensed products, seasonality, and dependence on key personnel. Forward looking statements made herein shall be identified by reference to this section, "Business -- Forward Looking Statements."

THE COMPANY

     Gargoyles was incorporated under the laws of the state of Washington in 1983. References to Gargoyles and the Company in this report include the Company and its subsidiaries. The Company succeeded to the sunglass business of Conquest Sports, Inc., a Washington corporation f/k/a Pro-tec, Inc. ("Conquest"), an affiliated company that transferred its sunglass business to the Company upon the Company's formation in 1983, and references to Gargoyles and the Company herein include the sunglass business of Conquest prior to 1983. Antone Manufacturing, Inc. ("Antone"), an affiliated S corporation that provided assembly operations for Gargoyles, was merged into the Company in March 1995, and references to Gargoyles and the Company herein include the combined operations of the Company and Antone, unless the context requires otherwise. In February 1996, the Company acquired H.S.I., a California corporation d/b/a Hobie Polarized Sunglasses which was later merged into the Company's wholly-owned subsidiary H.S.C., Inc., a Washington corporation ("Hobie"). In May 1996, the Company acquired a 70% interest in the kindling company, a California corporation ("Kindling"), to develop products under the Timberland brand name.

OVERVIEW

     Gargoyles designs, manufactures and markets a broad line of performance and outdoor lifestyle-oriented sunglasses. The Company competes in the rapidly growing premium sunglass market by offering a diverse line of products which in 1996 sold at suggested retail prices of $80 to $190. The Company seeks to distinguish Gargoyles brand products in the marketplace by combining innovative styling with its patented dual lens toric curve technology, which the Company believes is the most advanced lens design currently available in wrap sunglasses. The Company believes these features appeal not only to active sports enthusiasts who favor the performance and comfort features of its products, but also to consumers who appreciate Gargoyles' distinctive styling and innovative designs. In addition, during 1996 the Company acquired the Hobie sunglass line, a leading line of polarized sunglasses, which is one of the fastest emerging categories within the premium sunglass market. The Company also offers a popular line of protective eyewear focused primarily on the medical and dental market segments. The Company believes that the diversity of its product lines, combined with increasing awareness among consumers of the Gargoyles and Hobie brands and their attributes, has positioned it to capitalize on the strong growth potential in the domestic and international premium sunglass markets. The Company's consolidated net sales have increased at a compounded annual growth rate of 51% from 1992 through 1996.

     The Company was founded to develop a sunglass style that not only would cover and protect the eyes more effectively than traditional "flat" lens designs, but also would minimize distortion. In 1983, the Company completed the development of its patented dual lens toric curve technology. The complex geometry of the proprietary toric curve lens minimizes refraction associated with other wrap lens designs by allowing the transmission of light directly to the eye with virtually no change in direction. This dual lens design provides each eye with its own optical center of focus, permitting a wraparound design without sacrificing overall optical clarity or introducing distortion. The Company believes this proprietary technology offers the most advanced and optically correct sunglass lens design available in wrap sunglasses and provides a significant differential competitive advantage.

     In 1983, the Company introduced its first product based on this proprietary technology, the Gargoyles Classic. Until 1992, the Company was a successful single-product company with relatively few resources devoted to expanding its product line, and was dependent on independent manufacturers' representatives to sell its products. In May 1992, the Company began installing a new management team which has developed and implemented new operating and growth strategies designed to exploit the patented dual lens toric curve technology and to capitalize on the growth trends within the premium sunglass market. These strategies included an aggressive, innovative new product development program resulting in the introduction of numerous models, including 85s in 1993, Legends in 1994, Helios and Legends II in 1995, and Paladin, Octane and Vortex in 1996. In addition, the Company began investing in its own direct sales force in 1994 to expand distribution and gain more control over the sales process. The Company also initiated a strategy to enhance the Gargoyles brand image and promote the performance characteristics of its products by aggressively pursuing strategic endorsements from professional athletes such as Dale Earnhardt, Ken Griffey, Jr., Alexi Lalas and Scottie Pippen. The Company believes that these strategies have contributed to its rapid sales growth and have created a platform for the continued success of the Gargoyles brand.

     The Company has also leveraged its infrastructure and direct sales force by adding new brands through acquisitions and licensing arrangements that can increase sales without commensurate increases in operating expenses. In particular, the Company acquired Hobie's sunglass business in February 1996 (the "Hobie Acquisition"), which broadened the Company's technology base to include polarized sunglasses. Further, in May 1996, the Company, together with the former president of Revo, Inc. ("Revo"), entered into a worldwide license agreement (the "License Agreement") with The Timberland Company ("Timberland") to design, manufacture and market sunglasses under the Timberland brand name. The Company believes the worldwide appeal of the Timberland brand name will assist the Company in further penetrating the outdoor-lifestyle market segment. Management believes that the addition of these brands to the Company's portfolio of products will provide incremental synergies in sales, marketing, distribution, manufacturing and general and administrative expenses.

INDUSTRY OVERVIEW

     According to the Sunglass Association of America, total retail sunglass sales in the domestic sunglass market grew approximately 79% from $1.4 billion in 1989 to $2.5 billion in 1996. The industry is generally divided into two principal segments: the under $30 market and the over $30 premium market. The premium sunglass market, the category in which the Company competes, showed an increase in total retail sales of approximately 126% from $824 million in 1989 to $1.9 billion in 1996. The average retail price per unit for premium sunglasses has increased during this period, contributing significantly to the overall growth of the segment. The Company believes that the key factors driving the historical growth in the premium sunglass market include increased consumer awareness of the need for quality eye protection in response to heightened health concerns, increased demand for technologically advanced, yet stylish products, increased demand for specialized sunglasses for different sports and activities, growing brand awareness among eyewear consumers and continuous product replacement.

     The Company believes that Oakley, Inc. ("Oakley") and Bausch & Lomb Incorporated ("Bausch & Lomb") comprised approximately 50% of the domestic premium sunglass market in 1996, with several companies, including Gargoyles, having smaller but significant market shares. The remainder of the industry is highly fragmented and comprised of numerous smaller companies. The Company expects that as the sunglass industry continues to grow, a certain amount of consolidation will occur. The Company believes such consolidation will enable certain companies to achieve sufficient scale to invest increased amounts in research and development, develop direct sales forces, market products effectively in an increasingly competitive environment and maintain adequate inventory levels to deliver products on a reliable basis to rapidly growing specialty retailers. Consolidation of smaller manufacturers by larger, well-capitalized vendors is consistent with the desire of large retail customers, notably Sunglass Hut International, Inc. ("Sunglass Hut"), to do business with vendors who provide dependable, timely delivery and adequate supply of products.

BUSINESS STRATEGIES

     The Company's objective is to be one of the premier designers, manufacturers and marketers of performance and outdoor lifestyle-oriented premium sunglasses and protective eyewear. To achieve this goal, the Company has developed and is implementing business strategies to capitalize on growth opportunities within the premium sunglass market. Key elements of the Company's business strategies are as follows:

     Offer technologically superior products. The Company's products are designed to capitalize on several unique technological features that differentiate Gargoyles' products from those of its competitors. The sophisticated geometry of the Company's patented lens design provides each eye with its own optical center of focus, permitting a wraparound design with wide coverage without sacrificing overall optical clarity or introducing distortion. The Company's primary lens material is polycarbonate, which is significantly stronger than safety glass, yet lightweight and able to provide protection from damaging ultraviolet light. The Company also offers Hobie polarized sunglasses, which are designed to block glare more effectively than regular sunglasses. Additionally, the Company's patented interchangeable lens system used in its Legends products allows the consumer to adopt multiple styles and functions through the use of different lenses in the same frame.

     Design innovative products. The Company continuously strives to differentiate its products from those of competitors through new product introductions. The Company positions its products to appeal to both active sports enthusiasts who favor the performance features of its products and consumers who appreciate Gargoyles' distinctive styling and innovative designs. During 1996, the Company added the Vortex and Octane models for the sports market segment, which the Company believes is currently one of the fastest growing segments in the premium sunglass market. In addition, the 1996 introduction of the Paladin model has augmented the Company's strength in the broader style-conscious market.

     Increase brand name recognition. The Company seeks to heighten awareness of its brands as high-quality, technology-based performance sunglasses. The Company's unique styles and designs, featuring its dual lens toric curve technology, differentiate its products from rival brands. To further strengthen its brand image, the Company maintains strict control over the distribution of its products and has implemented a marketing strategy focused on enhancing the retail presentation of its products. This strategy includes training retail salespersons to fully understand the benefits and features of the Company's products and in-store education highlighting the style and technical features of its products. In addition, the Company creates broad exposure for its products through the endorsements by well-known professional athletes such as Dale Earnhardt, Ken Griffey, Jr., Alexi Lalas and Scottie Pippen and through the use of its protective eyewear products by, and tie-in promotions with, the actors on the popular television series ER.

     Expand distribution network. In 1994, the Company began investing in a direct sales force to expand distribution and gain more control over the sales process. The Company has recently augmented its distribution capabilities with the addition of a number of optical distributors and sporting goods manufacturers' representatives to supplement the Company's efforts to access the underpenetrated sporting goods and optical stores markets. The Company believes that the strategic expansion of its distribution network permits its direct sales force to focus on the Company's existing customer base and add new accounts. The Company anticipates that the addition of the Hobie and Timberland product lines will allow for broadened distribution to new and existing customers who desire these new products.

     Implement vertical integration strategy. The Company currently depends on multiple vendors in geographically diverse areas to perform its molding, hard-coating, mirroring and cutting processes for its lenses. The Company anticipates centralizing many of these processes by implementing a vertical integration strategy. The Company's goals in implementing this strategy include more efficient manufacturing, improvement in gross margins, manufacturing products in accordance with its strict quality-control standards and increasing control over the timing and delivery of its products. Processes for which vertical integration is not effective will continue to be contracted out to vendors.

GROWTH STRATEGIES

     Management believes that its strategies have positioned the Company to achieve continued growth in revenues and earnings. Key elements of the Company's growth strategies include the following:

     Capitalize on growth in premium sunglass market. The Company will continue to focus on increasing its penetration within the premium sunglass segment, which has grown approximately 126% from 1989 to 1996. Management believes that this segment will continue to experience rapid growth. The Company also expects to benefit from increasing penetration of the premium sunglass market by the Company's existing customers. The Company believes that as large sunglass specialty retailers continue to grow, they will increasingly require well-capitalized vendors which are able to provide adequate product supply on a reliable basis.

     Develop and introduce new products. The Company is committed to capitalizing on its existing market position and proprietary technology by developing new products and product line extensions that incorporate superior performance and unique styling. To support its new product initiatives, the Company maintains an active research and development effort, which has resulted in the introduction of eight product lines between 1993 and 1996. In 1996, new product introductions included the Paladin titanium frame for the style-conscious market and the Octane and Vortex plastic frames for the sports market. In 1997, the Company anticipates introducing five new Gargoyles product lines and a number of new models of polarized sunglasses under the Hobie brand name to capitalize on the growing awareness among consumers of the performance features of polarized lenses. Further, in 1997 the Company anticipates introducing its lifestyle-oriented Timberland brand product line.

     Expand customer base. The Company is focused on expanding its customer base both domestically and internationally. The strategies of adding a direct sales force dedicated to selling the Company's products and adding additional manufacturers' representatives and distributors have resulted in significant growth in the number of accounts, including sunglass specialty, sporting goods, department and optical stores. Since the addition of a direct sales force in 1994, the Company has added over 2,000 new accounts. At December 31, 1996, the Company had approximately 4,100 accounts representing over 8,000 retail locations or outlets. The Company believes there are still significant opportunities to expand its customer base both in the United States and internationally.

     Focus on international expansion. The Company believes that international expansion represents a significant growth opportunity. International sales accounted for approximately 6% of the Company's net sales in 1996, a significantly lower penetration than that of the Company's primary competitors. The Company's international growth plans are based on developing international distribution networks and investing in overseas operations, where appropriate. In addition, the Company believes the worldwide appeal of the Timberland brand name will facilitate introduction of the Company's products internationally.

     Selectively pursue acquisition and licensing opportunities. The Company seeks to acquire businesses or to create licensing arrangements with companies having high-quality products, strong brand names and growth potential. The focus of the Company's acquisition licensing efforts is to (i) augment the Company's product lines, (ii) enhance the Company's distribution capabilities, (iii) leverage the Company's operating infrastructure, and (iv) access new technology. In particular, the Company's acquisition and integration of Hobie and its license agreement with Timberland provide new brand names and a broader customer base, and create distribution and operating synergies.

DUAL LENS TORIC CURVE TECHNOLOGY

     The key technological feature of the Company's eyewear is its patented dual lens toric curve design. This proprietary design offers a foundation for product innovation that can overcome the optical deficiencies in competitive wrap sunglasses, and permits the Company's sunglasses to match the contours of the face without sacrificing overall optical clarity or introducing distortion. The complex geometry of the Company's dual toric curve lens minimizes the refraction associated with other extreme wrap lens designs by allowing the transmission of light directly to the eyes with virtually no change in direction. Competitive spherical or unitary wrap lens designs, which do not use the Company's dual toric curve lens, may cause light refraction, resulting in distortion, which can cause eye fatigue and eye stress.

     In addition, the Company's dual lens design provides separate optical centers of focus for each eye, resulting in greater overall optical clarity and less peripheral distortion. Competitive unitary wrap sunglasses have a single optical center near the physical center of the lens located between the eyes, which often introduces distortion that may cause eye fatigue and eye stress.

           LIGHT TRANSMISSION OF                              LIGHT TRANSMISSION
            GARGOYLES' DUAL LENS                                OF COMPETITIVE
             TORIC CURVE DESIGN                              UNITARY LENS DESIGN

            [PHOTO OF CURVE LENS]                         [PHOTO OF UNITARY LENS]

   The Company believes that its dual lens toric curve technology provides the most advanced and optically correct lens design available in wrap sunglasses.

PRODUCTS

     The Company markets its sunglass models under the Gargoyles and Hobie brands, and is developing products to market under the Timberland brand beginning in 1997 pursuant to the license agreement with Timberland. The Company offers an extensive selection of high-quality sunglasses in the middle to upper price points of the premium market ($80 to $190 retail), thereby allowing the Company to market to a broad customer base.

  GARGOYLES BRAND SUNGLASSES

     At December 31, 1996 the Company offered nine product lines under the Gargoyles brand name, all of which are available in a variety of colors and with mirrored and nonmirrored lenses. Each Gargoyles product line, except for the Legends lines, utilizes the Company's patented dual lens toric curve technology.

                                                                             Suggested
                                                                               Retail
Product Line   Introduction           Description                           Price Points
------------   ------------           -----------                           ------------
Classic       December 1983    Original dual lens toric curve design.          $60-$175
856           May 1993         Same design as the Classic design but 15%       $80-$175
                               smaller.

Legends       March 1994       Utilizes a patented interchangeable lens        $125-$165
                               system with 14 lens options.

Helios Full   March 1995       Contemporary performance sunglass combining     $120-$140
Frame                          the optically correct oval toric curve lens
                               with a sleek wrapback design.

Helios Anti-  March 1995       Sleek, lightweight frameless design utilizing   $90-$100
Frame                          dual lens options.

Legends II    August 1995      Smaller, sleeker version of the Legends with    $125-$145
                               six lens options.

Paladin       March 1996       Lightweight, fashion/performance design         $170-$190
                               featuring titanium frames.

Vortex        April 1996       Lightweight, aerodynamic nylon frame designed   $80-$85
                               for "extreme" sport use.

Octane        May 1996         Lightweight, aerodynamic nylon composite        $85-$95
                               frame designed for "mainstream" sport use.

[additional column containing diagrams of sunglasses]

     Classic. Introduced in December 1983, the Classic was the Company's first sunglass. The uniqueness of the Classic style is based on several features, including its polycarbonate dual lens toric curve and its wrap design, which provide superior eye protection and optical clarity. The Classic was worn by Arnold Schwarzenegger in The Terminator and Clint Eastwood in Sudden Impact.

     85s. Introduced in May 1993, the 85s were designed to respond to increased consumer demand for a smaller version of the Classic. The 85s style is 15% smaller and is designed to fit a slimmer face.

     Legends. Introduced in March 1994, the Legends line combines a classic shape with the sports performance wrap sunglass of the 1990s. The Legends' patented interchangeable lens system allows the wearer to adjust to changing light and to adopt multiple styles and functions through the use of 14 different lens combinations.

     Helios Full Frame. Introduced in March 1995, the Helios Full Frame is designed to meet the increasing market demand for high-quality, style-conscious performance eyewear. This model, along with the Helios Anti-Frame line, is the industry's first oval wrap sunglass designed with a dual lens toric curve. The Helios Full

Frame products also feature spring hinges and adjustable nose pads, which produce a superior level of fit and comfort.

     Helios Anti-Frame. Introduced in March 1995, the Helios Anti-Frame is a contemporary performance sunglass featuring a sleek, lightweight frameless design utilizing the dual lens toric curve.

     Legends II. Introduced in August 1995, the Legends II line offers the same interchangeable lens system and classic design of the Legends line in a smaller, sleeker style. The Legends II line includes six combinations of interchangeable lenses.

     Paladin. Introduced in March 1996, the Paladin is a high-end, style-conscious sunglass with a sports influence that features a titanium frame, providing durability in a lightweight frame weighing only four-tenths of an ounce. The Paladin line incorporates the dual lens toric curve and an antireflective lens coating to reduce glare.

     Vortex. Introduced in April 1996, the Vortex line features a lightweight, aerodynamic design targeted for "extreme" sport use by the youth market. The Vortex incorporates the polycarbonate dual lens toric curve with lightweight nylon frames.

     Octane. Introduced in May 1996 as a mainstream sports sunglass, the Octane line features the dual lens toric curve and lightweight nylon composite frames.

     As a part of the Company's endorsement strategy, the Company uses the names of athletes to broaden brand name recognition by creating "signature" series of products. These products currently include The Griffey Wrap and Dale Earnhardt's and Scottie Pippen's signature models. In addition, a number of the Company's models are available with customized nosebridge decals and/or temples that can tailor a product for specific corporate promotions.

  HOBIE BRAND SUNGLASSES

     In February 1996, the Company acquired Hobie, a leading manufacturer and distributor of polarized sunglasses. Polarized lenses are designed to block glare more effectively than regular lenses, thereby providing a technological differentiation from other sunglasses. The Hobie Acquisition provides the Company with access to the growing market for polarized sunglasses. The Company believes this market growth is based on greater consumer recognition of the benefits of polarized sunglasses, the relative ease of demonstrating the technological differentiation of the lens and the increasing market acceptance of the higher-priced polarized sunglasses. The Company also believes that its strategy to aggressively market prescription polarized products will capitalize on the demographics of aging consumers with active outdoor lifestyles.

     At December 31, 1996 the Hobie sunglass collection was divided into three product lines, Sport, Lites and Elites, each designed to appeal to a different user group. Substantially all Hobie sunglasses are available with prescription lenses.

                                                                     SUGGESTED
PRODUCT                                                                RETAIL
 LINE                           DESCRIPTION                         PRICE POINTS
-------         --------------------------------------------        ------------
Sport           Classic polarized glass lens sunglass line           $ 98 - $150
                  for sport use, including fishing.
Lites           Contemporary polarized sunglass line for             $ 78 - $128
                  active sports.
Elites          Polarized glass lens sunglass line with              $148 - $192
                  lifestyle-orientation.

     Sport. The Sport line consists of 12 models with nylon frames and polarized glass lenses designed for sport use. The Sport line also includes a line of products designed specifically for fishing. Selected styles in the fishing series are available with plastic lenses.

     Lites. The Lites line consists of 10 models designed for active sport use. The Lites products feature plastic polarized lenses. These sunglasses utilize lightweight, sturdy nylon, metal or carbon frames.

     Elite. The Elite line consists of eight models designed as a durable, lifestyle-oriented sunglass featuring high-quality nylon or metal frames and polarized glass lenses.

  PROTECTIVE EYEWEAR

     The Company established its Protective Eyewear division in 1994 to capitalize on the growing demand for the Company's Arctic Clear product line, a clear lens version of the Classic and 85s models. The Company's initial efforts have focused on the medical and dental market segments, where the features and benefits of Arctic Clear eyewear provide superior optical quality and comfort to the healthcare professional. The Company believes that protective eyewear is growing in importance as a market segment due primarily to increasing health concerns in the medical and dental markets. Management believes that the Company's Arctic Clear products appeal to users who regularly wear protective eyewear for extended periods, therefore demanding glasses that are more fashionable and comfortable.

     The Company currently distributes its protective eyewear line through its existing retail channels and through a number of medical and dental distributors. The Company promotes retail sales of its Arctic Clear products through product use by, and tie-in promotions with, the actors on the television series ER. The Company expects to expand the market potential for its Arctic Clear protective eyewear through the development and introduction of a prescription insert for its Classic and 85s models that will fit inside the glasses' lenses, enabling consumers to use these products as prescription eyewear.

  TIMBERLAND

     In May 1996, the Company, together with the former president of Revo, and Timberland, formed Kindling, a majority-owned subsidiary, to design, manufacture and market sunglasses and, with Timberland's consent, ophthalmic frames under the Timberland brand name. The Company, together with Kindling, acquired an exclusive license from Timberland to use the Timberland and tree logo trademarks on sunglasses, eyewear accessories and, with Timberland's consent, ophthalmic frames. First sales of Timberland branded products began in March 1997. See
"-- Factors Affecting Future Results and Regarding Forward-Looking
Statements -- Potential Inability to Successfully Integrate Acquisitions and Licensed Products."

 ACCESSORIES

     The Company's accessory line includes a variety of products, including hard cases, replacement lenses and eyeglass retainers. This line is distributed in conjunction with the Company's sunglass product lines.

PRODUCT DESIGN AND DEVELOPMENT

     The Company strives to be an innovator in the development of new product styles that incorporate the Company's patented technologies. The Company's products are designed by internal research and development personnel with input from the Company's sales and marketing departments and from consumer focus groups. The development process commences with the conceptual design of potential products, including design sketches, drawings and models. The design team then uses state-of-the-art CAD/CAM equipment to develop three-dimensional prototypes of new designs. In formulating its design concepts, the Company strives to develop unique styles based on its patented dual lens toric curve technology and focuses its efforts on producing performance eyewear products that are among the most functional, fashionable and durable in the industry. As a part of this strategy, the Company has successfully developed new products by cutting different lens shapes and sizes from the Classic lens. These initiatives have shortened the time associated with the concept, prototype and production stages of the product development cycle.

     The Company is now focused on the introduction of one to three new product models per year. The Company expands its model lines by adding certain product extensions, such as new lens and frame colors, new mirrors, interchangeable lenses and soft nose pieces. The Company's strategy is to delay its line extension until it is confident of consumer acceptance of the new model, which has enabled the Company to avoid excess inventory and to manufacture and assemble its products more effectively.

MANUFACTURING

     The Company currently sources its lenses, optical frames and components from a diverse group of suppliers in the United States, Japan and Europe. Lenses for Gargoyles' products are molded, hard-coated, mirrored and cut by a network of suppliers in the United States and Japan. Frames for Gargoyles' products are currently produced by a network of suppliers in Italy and Japan. Lenses and frames for the Company's Hobie product line are sourced from Asia and Europe and are assembled in the United States. Related components are generally purchased from vendors in the United States. The Company has established strong relationships with its major suppliers. The Company intends to vertically integrate certain aspects of its manufacturing processes. Management believes that such vertical integration will result in more efficient manufacturing and improved gross margins, and will provide the Company with more control over the timing and delivery of its products. Processes that are unlikely to add these benefits through vertical integration will continue to be contracted out to vendors. See "-- Forward-Looking Statements" and "-- Factors Affecting Future Results and Regarding Forward-Looking Statements -- Reliance on Limited Sources of Supply."

     Gargoyles assembles the majority of its products at the Company's facility located in Kent, Washington. Performing assembly functions in-house enables the Company to control the production process and to maintain its strict quality-control standards to reduce spoilage and improve product performance. The Company owns and maintains most of its assembly equipment. With respect to products assembled by the Company's suppliers, the products are delivered to the Company for quality control, packaging and shipping.

     The Company strives to maintain dual or multiple sources of supply for all components and services for its sunglass product lines. The Company has also established contingency plans and identified alternative sources of supply for many of its components. However, the Company relies on a single source of supply for several of its components, including its frames. The major raw material used to produce the majority of the Company's lenses, custom lexan polycarbonate, is in limited supply in world markets and is purchased on the Company's behalf by its lens molders. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Reliance on Limited Sources of Supply."

     The optical molds used to develop the Company's toric curve-based lenses are difficult to manufacture. Due to the precise optical geometry involved, requiring unique curvatures of both the horizontal and vertical radii, as well as the front and rear lens surfaces, the mold-polishing function is a time-consuming, iterative process that must be finished by hand. The process provides a degree of competitive protection to the Company because the design is extremely difficult and costly to replicate. All optical molds used to manufacture Gargoyles brand lenses are owned by the Company, contributing to a consistent, dependable source of supply. See "-- Factors Affecting Future Results and Regarding Forward-Looking Statements -- Reliance on Limited Sources of Supply."

     The Company manages its inventory for its Gargoyles products using an automated inventory management system that assists in controlling reorder points and minimum and maximum stock levels, thereby ensuring better in-stock availability and a higher level of salable product. Other benefits of this system include lowering average inventories and reducing associated carrying costs.

     For information concerning backlog and backorders, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Backlog and Backorders."

DISTRIBUTION

     To preserve the integrity of the Company's brand names, the Company selectively limits its distribution to retailers that market products consistent with the Company's image and pricing strategy and that provide a high level of customer service and technical expertise. Individual accounts are selected based on their potential ability to positively represent the Company's brands and technological benefits, reputation for advertising prices at or near the manufacturer's suggested retail price, expected ability to display a wide assortment of the Company's product selections and demonstrated commitment to merchandising and product knowledge that will support the Company's brand image. The Company currently sells Gargoyles and Hobie eyewear through approximately 4,100 accounts representing over 8,000 retail locations or outlets comprised primarily of sunglass specialty stores, optical stores, department stores and sporting goods stores.

     The Company believes that international distribution represents a significant opportunity for increased product sales. Although the Company has not historically focused on the international marketplace, it has achieved recent international sales growth as a result of targeting existing distributors for increased sales volume and developing new distributor relationships selling into previously untapped international markets. The Company intends to focus its expansion efforts in Europe through the establishment of an international distribution network, and to leverage potential distribution synergies with the Company's international manufacturing suppliers. Future plans potentially involve a direct sales force in selected countries and the investment in marketing and overseas operations where appropriate.

SALES

     Prior to March 1994, Gargoyles' selling efforts were conducted principally by manufacturers' representatives who were responsible for product lines from multiple companies. In March 1994, the Company began investing in a direct sales force, which had an immediate impact on revenue growth and has played a significant role in positioning the Company for long-term sustainable revenue growth. The direct sales force has grown from ten individuals in April 1994 to 28 individuals as of December 31, 1996. The sales force currently includes territory sales managers, national accounts sales managers and sales associates, as well as international and protective eyewear sales teams. The Company believes that the benefits of its direct sales force include greater focus and more effective control, direction, responsiveness and motivation throughout the entire sales management process. Furthermore, the Company views its direct sales force as a key asset and continuously seeks to add new products to leverage its investment in its sales force. Examples of this strategy include the Hobie Acquisition and the license agreement with Timberland, both of which allow the Company to provide new products to its growing customer base through its established sales force.

     The Company's direct sales force is responsible for managing all sales activities and executing the Company's sales, marketing and promotional strategies. Sales personnel directly call on sunglass specialty retailers, department stores and large optical chains. Sales force functions include daily sales calls focused on increasing business with existing accounts and opening new accounts. This includes educating and training retailers and their employees to effectively communicate the key features and benefits of the Company's products and to execute strategic merchandising programs. Sales personnel are compensated based on a combination of base salary and bonus.

     In January 1996, the Company made the strategic decision to expand its distribution network to include key optical distributors and sporting goods manufacturers' representatives to supplement the Company's efforts to access the underpenetrated optical stores and sporting goods markets. These distributors and manufacturers' representatives represent both Gargoyles and Hobie product lines. The Company believes that the strategic expansion of its distribution network will provide its direct sales force with greater ability to increase its focus on the Company's existing customer base and to achieve greater account penetration.

MARKETING AND PROMOTION

     Before March 1995, the Company devoted few resources to marketing and promotion. Over the past two years, the Company has significantly increased its marketing efforts, with increased marketing expenditures, new personnel and new promotional programs. The Company's marketing department develops all aspects of advertising, marketing and promoting the Company's products. In addition, the marketing team participates in the new product development process.

     The Company believes that marketing programs developed in cooperation with its key customers, including Sunglass Hut, are a critical part of the Company's success. The Company's marketing professionals work with these customers to design distinctive retail presentations and promotions and to develop marketing materials to educate store employees as to the features and benefits of the Company's products. In addition, the Company provides its customers with product and video presentations that feature the Company's latest products.

     The Company uses endorsements by professional athletes to promote its products and brand image by highlighting the sports efficacy of its designs. The Company's athlete endorsement strategy focuses on selecting athletes who are highly acclaimed in their respective sports to wear and promote the Company's sunglasses. Athletes work in partnership with the Company to contribute to the successful development and marketing of the Company's products. Athletes currently under contract include such well-known names as seven-time NASCAR champion Dale Earnhardt, baseball superstar Ken Griffey, Jr., international soccer superstar Alexi Lalas, Olympic gold-medalist skier Tommy Moe, NBA superstar Scottie Pippen and world champion snowboarders Michael Jacoby and Michele Taggart. In key situations, the Company uses the names of athletes to increase brand recognition by creating a "signature" series of products. These products currently include The Griffey Wrap and Dale Earnhardt's and Scottie Pippen's signature models. The Company's strategy also includes the use of the Company's protective eyewear on the popular television series ER, which it promotes through an endorsement contract providing for tie-in promotions with the ER actors.

CUSTOMER SERVICE

     The Company's management is committed to achieving customer satisfaction and encouraging repeat business by providing a high level of knowledgeable, attentive and personalized customer service. The Company has implemented extensive employee training designed to ensure that its customer service representatives, and other key personnel who interface with the Company's customers, are thoroughly familiar with the technical, lifestyle and functional elements of the Company's product offerings. Management believes that the Company's responsive customer service effort has created goodwill and loyalty among its customers and, as a result, contributes to the strength of Gargoyles' reputation in the marketplace.

PRINCIPAL CUSTOMERS

     Net sales to the Company's 10 largest customers during the years ended December 31, 1996 and 1995 accounted for approximately 56% and 54%, respectively. Sunglass Hut, the Company's largest customer, accounted for approximately 30% and 32% of the Company's consolidated net sales for the same periods. As of December 31, 1996, the Company's products are sold in more than 1,770 Sunglass Hut locations throughout the United States. While the Company does not have a purchase agreement with Sunglass Hut, the Company believes that its relations with this customer are good. Each year the Company and Sunglass Hut develop a joint plan for promotional, marketing and sales objectives. See "-- Forward-Looking Statements" and "-- Factors Affecting Future Results and Regarding Forward-Looking Statements -- Dependence on Sunglass Hut."

INTELLECTUAL PROPERTY

     The Company aggressively asserts its rights under patent, trade secret, unfair competition, trade dress, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress (the "look and feel" of a product) and, where appropriate, litigation against those who are, in the Company's opinion, infringing its rights.

     Patents and Trademarks. As of December 31, 1996, the Company had been issued four U.S. utility patents and one U.S. design patent relating to eyewear, including patents directed to the dual lens toric curve technology. As of December 31, 1996, the Company had three utility patent applications and three design patent application pending in the United States and one utility patent application pending internationally. The Company intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products and processes developed by the Company.

     As of December 31, 1996, the Company had registered five U.S. trademarks and four international trademarks relating primarily to the name Gargoyles. In addition, the Company has licensed the right to use the Hobie, the Timberland and Timberland tree logo trademarks for use on eyewear products pursuant to the terms of the license agreements with Hobie and Timberland. Due to the Company's strict quality-control standards and the desire to protect its proprietary technology and prevent overexposure of its trademarks, the Company has not licensed its trademarks for use by other parties for the manufacture and sale of sunglass products. See "-- Factors Affecting Future Results and Regarding Forward-Looking Statements -- Uncertain Protection of Intellectual Property Rights."

     While there can be no assurance that the Company's patents or trademarks protect its proprietary information and technologies, the Company intends to continue to assert its intellectual property rights against any infringer. Although the Company's assertion of its rights could result in substantial cost to, and diversion of effort by, the Company, management believes that protection of the Company's intellectual property rights is a key component of the Company's business strategy. See "-- Forward Looking Statements" and "Legal Proceedings." The Company is currently a party in litigation matters concerning certain of its intellectual property rights.

     In February 1996, the Company filed an action in the United States District Court for the Western District of Washington against Peter and Jane Doe LaHaye, LaHaye Laboratories, Inc. and NEOPTX, Inc. relating to the potential infringement of the Company's patent for an adhesive magnification insert to eyewear products. In April 1996, the defendants counterclaimed seeking a declaration that the patent is not valid and not infringed.

     In May 1996, a notice of opposition was filed against the Company in the United States Patent and Trademark Office by Mobil Oil Corporation ("Mobil") seeking the denial of the Company's trademark application to use the Gargoyles mark for souvenir products. In February 1996, the Company and Mobil reached a settlement of their dispute, and Mobil's opposition was dismissed. Under the terms of the settlement, Mobil agreed not to use the words Gargoyle or Gargoyles, or any colorable variation thereof, in connection with eyewear or eyewear-related accessories, and the Company agreed to use the word Gargoyles in connection with souvenirs and sportswear only when such goods are sold or offered for sale in proximity with the sale of Gargoyles' eyewear products.

     On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 96-12344RCL, against AEARO Corp., a Delaware corporation, alleging infringement of the Company's toric curve lens utility patent. Defendant AEARO has denied the allegation.

     Trade Secrets. The Company also relies on unpatented trade secrets for the protection of certain intellectual property rights. The Company protects its trade secrets by requiring its employees, consultants and other agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets. See "-- Forward Looking Statements."

COMPETITION

     The Company competes primarily in the premium segment of the nonprescription sunglass market, which is fragmented and highly competitive. The Company competes with a number of established companies, including Bausch & Lomb, the marketer of the Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, which together control approximately 50% of the premium market segment, as well as Luxottica Group S.P.A., Safilo USA Inc. and Bolle America, Inc. In the polarized sunglass segment, the Company competes against Maui Jim and Costa del Mar brands, as well as the polarized products sold by other sunglass manufacturers. The Company also competes in the market for premium protective eyewear, primarily against Bolle America, Inc., and against lower-priced products produced by Uvex Safety, Inc. and Titmus Optical, Inc. Several of these companies in the premium sunglass and protective eyewear markets have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors, including established branded consumer products companies, such as Nike, Inc. ("Nike"), that also have greater financial and other resources than the Company. In addition, as the Company expands internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company.

     The premium sunglass market is susceptible to rapid changes in consumer preferences that could affect acceptance and sales of the Company's products. The major competitive factors include fashion trends, brand recognition, methods of distribution and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of quality, performance, technology, intellectual property protection and customer service. See "-- Forward-Looking Statements" and "-- Factors Affecting Future Results and Regarding Forward-Looking Statements -- Highly Competitive Market."

EMPLOYEES

     As of December 31, 1996, the Company had 201 employees, of which 76 were full-time salaried, 104 were full-time hourly and 21 were part-time hourly. The Company is not a party to any labor agreement and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be excellent, and has never experienced a work stoppage.

FACTORS AFFECTING FUTURE RESULTS AND REGARDING FORWARD-LOOKING STATEMENTS

     The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. In addition, the following important factors, among other, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

  POTENTIAL INABILITY TO SUSTAIN AND MANAGE GROWTH

     The Company has experienced significant growth in revenues in recent periods. The continued growth of the Company's revenues and its ability to generate profits will depend on, among other factors, the continued growth of the premium sunglass market, the Company's ability to develop and introduce new products, and the Company's efforts to broaden and increase sales through its domestic and international sales and distribution channels.

     If the Company continues to experience significant growth, its future success will also depend on its ability to manage growth as it expands its production and marketing capacities, which will place a significant strain on the Company's employees and operations. To manage growth effectively, the Company will be required to continue to implement changes in certain aspects of its business, expand its operations and develop, train, manage and assimilate an increasing number of management-level and other employees. The Company depends on its management information systems to process orders, manage inventories and receivables, track product through its expanding manufacturing operations and otherwise maintain cost-efficient operations. As the Company grows, it will be required to augment its management information systems from time to time, as a result of which there can be no assurance that the Company will not experience systems failures or interruptions. In addition, because the Company's existing facilities will not be sufficient to support its growth plans, the Company intends to relocate or expand its existing facilities in 1998, which could cause delays or interruptions in the Company's operations. If management is unable to manage growth effectively, the Company's business, prospects, financial condition and operating results could be materially adversely affected.

  DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

     The sustainability of the Company's growth will depend, in part, on its continued ability to develop and introduce innovative products. Innovative designs are often not successful, and successful product designs can be displaced by other product designs introduced by competitors that shift market preferences in their favor. The Company is introducing more lifestyle-oriented sunglasses, which may have relatively short life cycles, thereby requiring the Company to introduce new products more frequently. In addition, competitors may follow the Company's introduction of successful products with similar product offerings. The eyewear industry is subject to changing consumer preferences, and the Company's sunglasses are likely to be susceptible to fashion trends. If the Company misjudges the market for a particular product, the Company's sales may be adversely affected and it may be faced with excess inventories and underutilized manufacturing capacity. As a result of these and other factors, there can be no assurance that the Company will successfully maintain or increase its market share.

  HIGHLY COMPETITIVE MARKET

     The premium segment of the nonprescription sunglass market is highly competitive. The Company competes with a number of established companies, including Bausch & Lomb, the marketer of Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, which together control approximately 50% of the premium market segment, and with several companies having smaller but significant market shares. Several of these companies have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors, including established branded consumer products companies, such as Nike that also have greater financial and other resources than the Company. In addition, as the Company expands internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company. The major competitive factors in the premium sunglass market include fashion trends, brand recognition, method of distribution and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of quality and performance, technology, intellectual property protection and customer service. See "-- Competition."

  POTENTIAL INABILITY TO SUCCESSFULLY INTEGRATE ACQUISITIONS AND LICENSED
PRODUCTS

     The integration and consolidation of future acquisitions and licensing arrangements will require substantial management, financial and other resources and may pose risks with respect to the Company's business, prospects, financial condition and operating results. There can be no assurance that the Company's resources will be sufficient to accomplish the integration of such products and or that the Company will not experience difficulties with customers, personnel or others. In addition, although the Company believes that its acquisitions and licensing arrangements will enhance its competitive position and business prospects, there can be no assurance that such benefits will be realized or that the combination of the Company with other companies will be successful. The success of the Timberland license arrangement, the Company's first effort to develop a new product line using a third-party brand, will depend in part on the continuing strength of the Timberland brand and the Company's ability to expand recognition and acceptance of the Timberland brand into the sunglass market, and the Company's ability to expand its products from a sports-oriented product line to include a lifestyle-oriented line for Timberland. There can be no assurance that the Company's efforts will result in significant sales or net income, if any. The Company may, if opportunities arise, acquire or license other product lines or businesses.

  DEPENDENCE ON KEY PERSONNEL

     The Company's operations depend to a significant extent on the efforts of its senior management, particularly Douglas B. Hauff and G. Travis Worth. In addition, the success of the Timberland license arrangement will depend in part on the efforts of Douglas W. Lauer, who was hired to design and manage the Timberland brand. Although the Company has entered into employment agreements with Messrs. Hauff, Worth and Lauer, there can be no assurance that such individuals will remain with the Company. The Company's operations could be adversely affected if, for any reason, such key personnel do not continue to be active in the Company's management.

  DEPENDENCE ON SUNGLASS HUT

     Sales to Sunglass Hut, a sunglass specialty retail chain (including sales to Sunsations, which was acquired by Sunglass Hut in July 1995), accounted for approximately 32% and 30% of the Company's net sales for the years ended December 31, 1995 and 1996, respectively. Historically, Sunglass Hut has contributed significantly to the Company's overall growth. The Company does not have a purchase agreement with Sunglass Hut and a substantial decline in purchases of the Company's products by Sunglass Hut could have a material adverse effect on the Company's business, prospects, financial condition and operating results. In addition, the Company's ability to maintain historical levels of gross profit will depend in part on its ability to continue to sell sunglasses to Sunglass Hut at or near historical price levels.

  RELIANCE ON LIMITED SOURCES OF SUPPLIES

     The Company relies on a single source of supply for several of its components, including several of its frames, although the Company is attempting to establish multiple sources for more of its components. The effect on the Company of the loss of any of such sources or of a disruption in their business will depend primarily on the length of time necessary to find a suitable alternative source. The loss of a source for a particular frame or any disruption in such source's business or failure by it to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in materials and could have a material adverse effect on the Company's business, prospects, financial condition and operating results. There can be no assurance that precautions taken by the Company will be adequate or that alternative sources of supply can be located or developed in a timely manner.

     The Company's Classic lens, which is used in manufacturing most of the other Gargoyles brand products, can be produced only from the Company's molds, which are operated by the Company's suppliers. If a mold were to become damaged or unavailable for an extended period, the Company could experience a shortage of its Classic lens, which could adversely affect the Company's operating results. Moreover, the Company currently depends on a complex array of multiple vendors in geographically diverse areas to perform its lens molding, hard-coating and mirroring processes. The Company generally places orders for lens molding, hard-coating and mirroring three to nine months prior to forecasted product sales. The loss of or a delay by any one of its vendors could interrupt the Company's supply of lenses and could adversely affect the Company's business, prospects, financial condition and operating results.

     Polycarbonate, the material from which the Company's lenses are constructed, is presently in limited supply in world markets and requires a long lead time for orders by the Company's lens suppliers. If such shortage continues beyond current expectations, or if the Company and its lens suppliers are unable to accurately predict and order sufficient polycarbonate to support the Company's needs, the Company's lens suppliers' ability to deliver sufficient quantities of lenses to the Company could be adversely affected or the price of such lenses to the Company could increase. See "-- Manufacturing."

  UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY RIGHTS

     The Company relies, in part, on patent, trade secret, unfair competition, trade dress, trademark and copyright laws to protect its rights to certain aspects of its products and to protect its competitive position and its rights to certain aspects of its products. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, that any trademark or patent granted will be effective in discouraging competition or be held valid if subsequently challenged or that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company's proprietary information will not become known to competitors, that the Company can meaningfully protect its rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company's intellectual property rights. The Company has in the past been, and is currently, involved in litigation concerning its proprietary rights. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. See "-- Intellectual Property."

     Consistent with the Company's strategy of vigorously defending its intellectual property rights, the Company devotes substantial resources to the enforcement of patents issued and trademarks granted to the Company, to the protection of trade secrets, trade dress or other intellectual property rights owned by the Company and to the determination of the scope or validity of the proprietary rights of others that might be asserted against the Company. A substantial increase in the level of potentially infringing activities by others could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular patent, trademark, copyright or trade secret, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company's business, prospects, financial condition and operating results.

  SEASONALITY OF BUSINESS

     The Company's business is affected by economic factors and seasonal consumer buying patterns. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. Historically, the Company's net sales, in the aggregate, generally have been higher in the period from March to September. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

ITEM 2. PROPERTIES

     The Company's corporate headquarters and its production, warehousing and distribution facilities are located in Kent, Washington and consist of three leased buildings totaling approximately 54,000 square feet of space.

     Management believes that the Company's facilities are currently operating near maximum capacity and that such facilities will not be sufficient to meet the Company's future operating needs. The Company anticipates that all or a portion of its operations will be relocated in 1998 to a larger facility. As a result, any delays or interruptions in the Company's manufacturing processes or other operations could have a material adverse effect on the Company. See "Business -- Forward-Looking Statements" and "Business -- Factors Affecting Future Results and Regarding Forward-Looking Statements -- Potential Inability to Sustain and Manage Growth."

ITEM 3. LEGAL PROCEEDINGS

     The Company has advanced funds to Axcent Sports, Inc. ("Axcent"), a corporation of record in the state of Washington, which had operations in Boulder, Colorado, that distributed bicycling products produced by adidas America, Inc. ("Adidas"). On February 24, 1996, Adidas filed a lawsuit in the United States District Court for the District of Oregon under Case Number CV-P7-239-JE. In this lawsuit, Adidas claims $603,904.56 plus prejudgment interest and incidental damages, against the Company, Axcent, and Conquest for product shipped to Axcent by Adidas and for product ordered by Axcent and held in Adidas warehouse facilities. Adidas claims that the Company is liable to it on the theory that Axcent was a division of the Company. Adidas also asserts claims against the Company based on piercing of the corporate form of Axcent and based on promoter liability, alleging that the Company failed to adequately capitalize and/or incorporate Axcent. The Company denies the allegations of Adidas and intends to defend vigorously the claims of Adidas against the Company. Trillium Corporation ("Trillium") and the Company's President, Douglas
B. Hauff, jointly and severally and on an unlimited basis, have agreed to indemnify, defend and hold harmless the Company from and against all losses, liabilities, deficiencies, claims and expenses (including but not limited to, costs of defense and reasonable attorneys' fees) incurred by the Company arising from the lawsuit. The Company has tendered defense of the Adidas lawsuit to Trillium and Mr. Hauff, and they have accepted such defense. The parties have reached a settlement of this matter and are currently drafting settlement documents. The Company believes that the settlement and ultimate resolution of this matter will not result in a charge to the Company in excess of amounts reserved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Conquest Asset Sale and Liquidation."

     In March 1997, the Company terminated an employee, and at the time of termination, the Company offered the employee a severance package. The employee has rejected the severance package and has proposed an alternative severance package totaling $850,000, alleging, among other things, wrongful termination, and discrimination in violation of applicable law. The employee has not yet, however, filed suit against the Company. The Company has retained counsel to investigate the allegations and intends to defend vigorously the employee's claim. Although this matter is in its early stages and the Company's investigation is not complete, the Company presently believes the employee's damage claim is excessive and is not supported by the facts and circumstances of the employee's employment and termination. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. See
"Business -- Forward-Looking Statements."

     The Company also is a party to various other legal actions related to the defense of its intellectual property rights. The Company believes that the outcome of all such pending legal proceedings, in the aggregate, will not have a material adverse effect on its results of operations or financial position. See "Business -- Intellectual Property" and "Business -- Forward-Looking Statements."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company effected its initial public offering of Common Stock on September 27, 1996, at a price to the public of $16.00 per share. Since that date the Company's Common Stock has traded on the NASDAQ National Market. The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of the Company's Common Stock, as reported on the NASDAQ National Market.

                                   1996                               HIGH       LOW
        -----------------------------------------------------------  ------     ------
        Third quarter (from September 27, 1996)....................  $23.50     $19.75
        Fourth quarter.............................................  $21.25     $ 8.00

     As of March 26, 1997, there were 65 record holders of Common Stock. The Company believes that the number of beneficial owners of its Common Stock is approximately 3000. On March 26, 1997, the Company's Common Stock traded at a high of $8.25 and a low of $7.75.

     The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

           The following selected financial data as of December 31, 1996 and 1995 and November 30, 1994 and for the years ended December 31, 1996 and 1995 and November 30, 1994 and 1993 are derived from the consolidated financial statements of Gargoyles, Inc., which have been audited by Ernst & Young LLP, independent auditors. The selected financial data as of November 30, 1993 and 1992 and for the year ended November 30, 1992 are derived from unaudited consolidated financial statements. In the Company's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and results of operations for these periods. This data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this form.

                                                                   FISCAL YEAR ENDED
                                                     ---------------------------------------------
                                                       DECEMBER 31,            NOVEMBER 30,
                                                     -----------------   -------------------------
                                                      1996      1995      1994      1993     1992
                                                     -------   -------   -------   ------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................................  $33,094   $17,896   $11,083   $8,242   $6,317
Cost of sales......................................   13,743     7,017     4,265    3,243    2,483
                                                     -------   -------      ----     ----     ----
Gross profit.......................................   19,351    10,879     6,818    4,999    3,834
License income.....................................      480       480        --       --       --
Operating expenses:
  Sales and marketing..............................    9,481     5,934     3,041    2,210    1,583
  General and administrative.......................    4,399     3,030     2,558    1,453    1,256
  Shipping and warehousing.........................    1,977     1,030       607      436      310
  Research and development.........................      947       305       127      215      211
  Stock compensation and IPO bonus.................    3,833       250        --       --       --
                                                     -------   -------      ----     ----     ----
          Total operating expenses.................   20,637    10,549     6,333    4,314    3,360
                                                     -------   -------      ----     ----     ----
Income (loss) from operations......................     (806)      810       485      685      474
Other income (expense):
  Interest expense, net............................   (1,988)   (1,043)     (176)     (55)     (35)
  Recapitalization expenses........................       --      (574)       --       --       --
  Provision for loss on affiliate..................       --    (1,597)       --       --       --
  Other............................................       --         7        --        2       87
                                                     -------   -------      ----     ----     ----
          Total other income (expense).............   (1,988)   (3,207)     (176)     (53)      52
                                                     -------   -------      ----     ----     ----
Income (loss) before income taxes..................   (2,794)   (2,397)      309      632      526
Income tax provision (benefit).....................       --      (100)       10       40      107
Net income (loss)..................................  $(2,794)  $(2,297)  $   299   $  592   $  419
                                                     =======   =======      ====     ====     ====
Pro forma net income (loss)(1).....................  $(2,794)  $(2,343)  $   179   $  415   $  380
                                                     =======   =======      ====     ====     ====
Pro forma net income (loss) per share(2)...........  $ (0.45)  $ (0.41)  $  0.03   $ 0.07   $ 0.07
Shares used in computing pro forma net income
  (loss) per share(2)..............................    6,218     5,707     5,707    5,707    5,707
BALANCE SHEET DATA (END OF PERIOD):
  Working capital..................................  $15,600   $(2,692)  $  (146)  $1,042   $1,053
  Total assets.....................................   27,262    11,266     6,673    3,776    2,422
  Short-term debt..................................       --     5,413     2,068      811      147
  Long-term debt, including current maturities.....       --     7,367       489      251      159
  Shareholders' equity (deficit)...................   20,903    (7,204)      776    1,101    1,097

---------------

(1) Antone, an affiliated company, had previously been taxed as an S corporation. The pro forma net income amounts for all periods prior to 1996 reflect adjustments for income taxes as if Antone had been taxed as a C corporation rather than an S corporation.

(2) See Note 1 to the Company's Consolidated Financial Statements for an explanation of the number of shares used in computing pro forma net income
    (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY HISTORY

     Background. The Company was founded by Dennis L. Burns (the "Founder") to develop a sunglass style that not only would cover and protect the eyes more effectively than traditional "flat" lens designs, but also would minimize distortion. In 1983, the Company completed its development of the patented dual lens toric curve technology and introduced its first product, the Gargoyles Classic. Until 1992, the Company was a successful single-product company with relatively few resources devoted to expanding its product line, and was dependent on independent manufacturers' representatives to sell its products. In May 1992, the Company began installing a new management team. The new management team (i) hired a number of experienced senior executives and mid-level managers; (ii) focused on developing new products designed to exploit the patented dual lens toric curve technology;
(iii) pursued a growth strategy centered around aggressive new product introductions; (iv) began investing in its own direct sales force to expand distribution; and (v) implemented a more focused and aggressive marketing and advertising strategy to enhance the Gargoyles' brand image. Primarily as a result of these initiatives, the Company has achieved significant increases in sales.

     Recapitalization. In a March 22, 1995 recapitalization (the "Recapitalization"), an investor group (the "Investors") led by Trillium acquired a controlling interest in the Company. In the Recapitalization, the Company (i) borrowed $6.0 million pursuant to a bank loan guaranteed by Trillium; (ii) sold approximately 3.3 million shares of its Common Stock to the Investors in exchange for $5.4 million, of which $900,000 was paid in cash and $4.5 million was paid in the form of a promissory note from Trillium; and (iii) redeemed approximately 3.3 million shares of Common Stock from the Founder for $10.9 million, of which $6.4 million was paid in cash and $4.5 million was paid in the form of a promissory note to the Founder. The $4.5 million note receivable and the $4.5 million note payable and related interest have been offset for financial reporting purposes. In January 1996, the obligations evidenced by the Company's note to the Founder and Trillium's note to the Company were satisfied in full. In connection with the Recapitalization, the Company recorded a charge of $574,000 relating to severance, legal and other costs and recorded noncash deferred compensation of $400,000 related to the amendment of an option agreement, which was amortized over the vesting period.

     Hobie Acquisition. In February 1996, the Company acquired the Hobie sunglass business for $3.4 million. Hobie manufactures polarized sunglasses under the Hobie brand name pursuant to a long-term license agreement from Hobie Designs, Inc. In addition, as consideration for certain noncompetition covenants, the Company agreed to pay an aggregate of $200,000 in 12 monthly installments and issued an aggregate of 14,540 shares of its Common Stock to two of Hobie's former shareholders. The Company also agreed to pay consulting service fees of up to an aggregate of $300,000 to these two shareholders, contingent upon the achievement by Hobie of certain sales objectives in 1996 and 1997. The Hobie Acquisition was funded by proceeds of a bank loan, which Trillium guaranteed. The Hobie Acquisition loan was repaid with net proceeds of the Company's initial public offering.

     Timberland Transaction. In May 1996, the Company, together with Douglas W. Lauer, former president of Revo, a subsidiary of Bausch & Lomb, and Timberland, formed Kindling, a majority-owned subsidiary of the Company, to design, develop, manufacture and distribute sunglasses and, with Timberland's consent, ophthalmic frames under the Timberland brand name. Concurrently with Kindling's formation, the Company and Kindling, jointly and severally, acquired an exclusive, worldwide (except for Benelux, Cyprus, Israel and Scandinavia) license from Timberland to use the Timberland and tree logo trademarks on sunglasses, eyewear accessories and, with Timberland's consent, ophthalmic frames. The Company contributed $1.2 million for its 70% interest in Kindling. Of that amount, $100,000 was paid in cash and $1.1 million by means of a non-interest-bearing promissory note that was payable in installments through January 1997, a portion of which was paid with the net proceeds of the Company's initial public offering. The license agreement with Timberland expires on December 31, 2000 with options to renew by the Company, assuming certain conditions are met and subject to provisions for earlier termination. Under certain circumstances, Timberland may require Kindling to repurchase all of Timberland's 10% interest in Kindling. In addition, upon the achievement of certain operating objectives, Mr. Lauer and certain other key employees of Kindling may be granted up to an aggregate of 10% of Kindling's common stock owned by the Company.

     Conquest Asset Sale and Liquidation. Prior to the Recapitalization, both the Company and Conquest were majority-owned by the Founder. Conquest's core business has been the design, manufacture, distribution and sale of sports helmets. At the time of the Recapitalization, shares of Conquest's common stock were sold by the Founder to substantially the same investor group that purchased Common Stock in the Recapitalization. The Company had advanced funds to Conquest and had guaranteed certain liabilities of Conquest. Management concluded that it is likely that Conquest will be unable to meet its obligations and, therefore, the Company recorded a provision in the fourth quarter of 1995 of $1.6 million representing the write-off of the

Company's receivable from Conquest and a reserve for other potential payments of Conquest liabilities, including certain Conquest indebtedness which Gargoyles has guaranteed. In June 1996, Conquest sold certain of its assets for a purchase price of approximately $600,000 plus the assumption of certain liabilities. Conquest is in the process of liquidating its remaining assets.

     In addition, the Company had advanced approximately $190,000 to Axcent. Based on circumstances that came to the Company's attention in September 1996, management concluded that Axcent may be unable to meet its obligations, and as of December 31, 1996 the Company has fully reserved for the Axcent advances.

     Discontinued Distribution Agreement. During late 1994, the Company entered into a nonexclusive agreement to distribute a line of sunglasses produced by another manufacturer. These sunglasses were produced under a license agreement with a major manufacturer of athletic shoes and apparel. The Company had no significant sales under this agreement prior to 1995. The Company's results of operations for 1995 include net sales of $758,066, cost of sales of $490,011 and sales and marketing expenses of $579,972 related to this agreement. During the fourth quarter of 1995, both parties agreed to terminate this agreement.

GENERAL

     The Company introduced its first product in December 1983. Since the Company's new management was put in place in 1992, the Company's net sales have grown significantly, from $6.3 million in 1992 to $33.1 million in 1996. This represents a compound annual growth rate of 51%. The Company attributes its net sales growth primarily to the introduction of new products, growth of premium sunglass retailers, sales efforts focused on opening new accounts and increased brand recognition. The Company's number of active accounts increased from in excess of 1,800 in 1993 to approximately 4,100 in 1996.

     In April 1995, the Company entered into a license agreement (the "License Agreement") whereby it, as licensor, receives quarterly cash payments based on the portion of the licensee's income from the sale of certain products. The Company also received a $1.0 million payment at the inception of the License Agreement. After deducting expenses associated with the License Agreement, the $720,000 balance was recorded as deferred license income, and is being amortized over a four-year term. The quarterly cash payments, and the amortization of deferred license income, are reported as license income on the Company's consolidated financial statements.

     Hobie was acquired by the Company on February 13, 1996 and was accounted for as a purchase. Results of Hobie are therefore included in the Company's consolidated financial statements for the year ended December 31, 1996 only for the period from February 14, 1996 to December 31, 1996.

     Pursuant to an agreement dated January 5, 1994, among Gargoyles, the Founder and Mr. Hauff, the Founder granted Mr. Hauff a nonqualified option to purchase 10% of the Common Stock from the Founder. In connection with the Recapitalization, the provisions of the option agreement were amended to eliminate the option's expiration date, unless the Company closed an initial public offering, in which case the option would immediately vest and expire. The amended option was subsequently assumed by the Investors. As a result of the amendment, the Company was required to recognize deferred compensation of $400,000, which was expensed over the option vesting period. Also in connection with the Recapitalization, the Investors granted Mr. Hauff an additional nonqualified option to purchase 136,250 shares of the Common Stock owned by the Investors at an exercise price of $4.58 per share. In June 1996, in contemplation of the Company's initial public offering, the Investors further amended Mr. Hauff's option agreements to accelerate the vesting and to extend the expiration date to June 28, 2006. As a result, the remaining balance of $150,000 from the initial $400,000 deferred compensation was expensed and Gargoyles recognized an additional nonrecurring, noncash stock compensation charge of $3.4 million in the second quarter of 1996. On March 7, 1997, Mr. Hauff gave written notice of his intent to exercise his option to purchase all the Common Stock subject to the option agreements.

     Antone provided assembly operations for Gargoyles prior to the Recapitalization and was merged into Gargoyles in connection with the Recapitalization. The merger was accounted for as a pooling-of-interests due to common ownership. Prior to the Recapitalization, Antone was taxed as an S corporation. Accordingly,

Antone's taxable income included in the Company's consolidated financial statements is treated as if it were distributed to the Founder, who is responsible for payment of taxes thereon. The Company did not, therefore, pay taxes on Antone's taxable income prior to the Recapitalization.

     A nonrecurring $300,000 bonus to an executive officer, in connection with an employment agreement, to be paid upon the closing of the Company's initial public offering, was expensed concurrently with the closing of the offering. In addition, unamortized loan fees of $205,000, associated with debt retired with a portion of the net proceeds of the Offering, were expensed concurrently with the repayment of the debt immediately after the closing of the Offering.

     On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in early October.

RECENT DEVELOPMENTS

     In January 1997, the Company entered into an agreement with Golden Bear Golf, Inc. ("Golden Bear") to design, manufacture and market a line of sunglasses to be worn on the golf course. The Company will collaborate with Golden Bear Chairman Jack Nicklaus on the design of the sunglasses and Mr. Nicklaus will endorse a signature series of products.

     To support and enhance the Gargoyles brand with NASCAR fans, who have long shown their loyalty to the Gargoyles brand, in February 1997, the Company sponsored a NASCAR Busch Series race at Daytona, Florida, the Gargoyles 300. As part of the Gargoyles 300 sponsorship, Gargoyles became the "official premium sunglass" of the Daytona International Speedway, and the race received national broadcast coverage by CBS Sports. Gargoyles' agreement with the International Speedway Corporation provides for race sponsorship by Gargoyles again in 1998 and 1999. Under the terms of the sponsorship agreement over the three-year term of the agreement, the Company will be required to pay $1,050,000 plus a portion of the Company's license income from the sale of Gargoyles 300 souvenirs. The Company has the right to terminate the agreement upon the payment of a $100,000 termination fee. In a related agreement with CBS Television Network, the Company has agreed to pay CBS $850,000 over the three-year term of that agreement for network broadcast coverage of the Gargoyles 300 race.

     The Company has reached a preliminary agreement to acquire the assets of Sungold Enterprises, Ltd., a New York corporation ("Sungold"). The transaction is subject to several conditions to closing. In connection with the Sungold transaction, the Company is negotiating an amendment to its Credit Facility which would include an increase in its credit facility and an acquisition facility. See "-- Liquidity and Capital Resources." If all closing conditions are satisfied, the purchase transaction is expected to close in April 1997. Sungold manufactures two principal lines of premium sunglasses, Stussy EyeGear, a young men's fashion brand licensed to Sungold by Stussy, Inc., a leading designer of streetwear apparel and accessories featuring styles that reflect everything from easy California living to the grit of inner city culture, and Anarchy Eyewear, a cutting-edge brand popular with alternative sports enthusiasts aged 15 to 25. Stussy EyeGear offers a number of products which are sold at suggested retail prices ranging from $60 to $120. Anarchy Eyewear offers styles which reflect the brand's "Altercation with the Norm" tag line and are sold at suggested retail prices ranging from $40 to $70.

RESULTS OF OPERATIONS

     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                                                     FISCAL YEAR ENDED
                                                             ---------------------------------
                                                              DECEMBER 31,
                                                             ---------------     NOVEMBER 30,
                                                             1996      1995          1994
                                                             -----     -----     -------------
    Net sales..............................................  100.0%    100.0%        100.0%
    Cost of sales..........................................   41.5      39.2          38.5
                                                             -----     -----         -----
    Gross profit...........................................   58.5      60.8          61.5
    License income.........................................    1.5       2.7            --
    Operating expenses:
      Sales and marketing..................................   28.6      33.2          27.4
      General and administrative...........................   13.3      16.9          23.1
      Shipping and warehousing.............................    6.0       5.8           5.5
      Research and development.............................    2.9       1.7           1.1
      Stock compensation and IPO bonus.....................   11.6       1.4            --
                                                             -----     -----         -----

         Total operating expenses..........................   62.4      59.0          57.1
                                                             -----     -----         -----
    Income (loss) from operations..........................   (2.4)%     4.5%          4.4%
                                                             =====     =====         =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales. Net sales increased to $33.1 million for the year ended December 31, 1996 from $17.9 million for the year ended December 31, 1995. This increase was primarily the result of (i) new product introductions, including the Paladin, Vortex and Octane models in 1996, (ii) sales increases in most existing product lines, (iii) an increase in the number of active accounts resulting from the Company's sales efforts, and (iv) sale of Hobie products in the 1996 period, subsequent to the Hobie Acquisition, totaling approximately $6.1 million. The change in the Company's product mix associated with new product introductions and inclusion of the Hobie product lines contributed to a 3% increase in the total average selling price in the 1996 period on unit growth of 85%.

     Gross profit. Gross profit increased to $19.4 million for the year ended December 31, 1996 from $10.9 million for the year ended December 31, 1995. Gross margin decreased to 58.5% in 1996 from 60.8% in 1995. The decline in gross margin in 1996 was attributable, in part, to growth in sales to new distributors, which receive higher volume discounts than the Company's other accounts. In addition, the decrease in gross margin in 1996 resulted from lower gross margin for Hobie. Hobie's lower gross margin resulted primarily from sales pricing and component costs in place at the time of the Hobie Acquisition in February 1996. The decrease in gross margin in 1996 also resulted from unanticipated cost increases from one frame supplier and resulting increases in production costs at the Company. The Company has replaced this supplier with a new, lower-cost supplier.

     License income. License income was $480,000 for the years ended December 31, 1996 and 1995.

     Operating expenses. Operating expenses increased to $20.6 million for the year ended December 31, 1996 from $10.5 million for the year ended December 31, 1995. As a percentage of net sales, operating expenses increased to 62.4% in 1996, which included stock compensation and a bonus paid in connection with the Company's initial public offering ("IPO bonus") of $3.8 million or 11.6% of net sales, from 59.0% in 1995. Excluding this stock compensation and IPO bonus, operating expenses as a percentage of net sales decreased to 50.8% from 59.0% for the 1996 period. Sales and marketing expenses increased $3.5 million in 1996, primarily as a result of salaries and commissions associated with higher sales levels and increases in marketing and warranty expenditures. As a percentage of net sales, sales and marketing expenses decreased to 28.6% in 1996 from 33.2% in 1995 due to the slower growth of these expenses compared to net sales. General and administrative expenses increased $1.4 million in 1996, as the Company continued to add personnel and the infrastructure necessary to support its growth. As a percentage of net sales, general and administrative expenses decreased to 13.3% in 1996 from 16.9% in 1995, due to greater leverage of the Company's overhead. Research and development costs increased $642,000 in 1996, as the Company added personnel to develop new products for the Gargoyles and Hobie lines, as well as the new Timberland eyewear line scheduled for launch in early 1997. Stock compensation and IPO bonus increased to $3.8 million in 1996 from $250,000 in 1995. See "-- General."

     Income (loss) from operations. The Company's loss from operations of ($806,000) for the year ended December 31, 1996 compared to income from operations of $810,000 for the year ended December 31, 1995 primarily as a result of the $3.8 million nonrecurring stock compensation and IPO bonus in 1996.

     Interest expense, net. Net interest expense increased to $2.0 million for the year ended December 31, 1996 from $1.0 million for the year ended December 31, 1995. This increase resulted from substantially higher debt incurred in the Recapitalization in March 1995 and the Hobie Acquisition in February 1996, and increased borrowings to support operations.

     Recapitalization expenses. In March 1995, the Company incurred $574,000 in expenses relating to the Recapitalization for severance, legal and other costs. See "-- Company History"

     Provision for loss on affiliate. During 1995, the Company recorded a $1.6 million provision for the loss on Conquest. Gargoyles had advanced funds to, and guaranteed certain liabilities of, Conquest. This provision included the write-off of the funds advanced, and the establishment of a liability for the Company's potential payment of certain Conquest liabilities. See "-- Company History."

     Income tax provision (benefit). The Company's income tax benefit was zero for the year ended December 31, 1996 compared to an income tax benefit of $100,000 for the year ended December 31, 1995. Differences from the federal statutory income tax rate of 34% resulted primarily in 1996 and 1995 from increases in the reserve against certain tax assets and, in 1995, the inclusion of Antone's earnings in income (loss) before income taxes. The Company was not subject to income tax on Antone's earnings because Antone was an S corporation.

     Net income (loss). As a result of the items discussed above, the Company's net loss was ($2.8) million or ($0.45) per share for the year ended December 31, 1996 compared to a net loss of ($2.3) million or ($0.40) per share for the year ended December 31, 1995.

     Hobie. Net sales of Hobie sunglasses were $6.1 million for the year ended December 31, 1996 compared to $4.0 million for the year ended December 31, 1995. Hobie's income from operations increased to $1.5 million for the year ended December 31, 1996 from $162,000 for the year ended December 31, 1995. Hobie's operating expenses in the 1996 period included amortization of intangibles totaling $204,000.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED NOVEMBER 30, 1994

     Change in fiscal year-end. In 1995, the Company changed its reporting period from a fiscal year ending November 30 to a calendar year. The results of operations for the one-month period ended December 31, 1994 are presented in the footnotes to the Company's Consolidated Financial Statements. Because the Company's business is seasonal, the results of operations for December are not indicative of results for other months in the year.

     Net sales. Net sales increased to $17.9 million for the year ended December 31, 1995 from $11.1 million for the year ended November 30, 1994. This increase was primarily the result of (i) new product introductions, including the Helios models, (ii) sales increases in most existing product lines, and (iii) an increase in the number of active accounts resulting from the Company's sales efforts. The change in the Company's product mix contributed to a 15% increase in the total average selling price of Gargoyles eyewear in 1995 on unit growth of 38%.

     Gross Profit. Gross profit increased to $10.9 million for the year ended December 31, 1995 from $6.8 million for the year ended November 30, 1994. Gross margin decreased to 60.8% in 1995 from 61.5% in 1994. This margin decrease resulted in part from unanticipated cost increases from one frame supplier and resulting increases in production costs at the Company in the 1995 period. The decrease in gross margin also resulted in part from the inclusion in the 1995 period of sales of $758,066 under the discontinued distribution agreement which has a gross margin of 35%. These decreases in gross margin were partially offset by a reduction in the cost for certain other key components, including temples and nosebridges for its Classic and 85s models. The Company is replacing the frame supplier with a new, lower-cost supplier.

     License Income. The Licensing Agreement was entered into in February 1995, resulting in license income of $480,000 for 1995.

     Operating Expenses. Operating expenses increase to $10.5 million for the year ended December 31, 1995 from $6.3 million for the year ended November 30, 1994. As a percentage of net sales, operating expenses increased to 59.0% in 1995 from 57.1% in 1994. Sales and marketing expenses increased $2.9 million in 1995, primarily as a result of salaries and commissions associated with higher sales levels and increased marketing and warranty expenditures. As a percentage of net sales, sales and marketing expenses increased to 33.2% in 1995 from 27.4% in 1994, reflecting the Company's increased investment in its direct sales force. General and administrative expenses increased $472,000 in 1995, as the Company continued to add personnel and the infrastructure necessary to support its growth. As a percentage of net sales, general and administrative expenses decreased to 16.9% in 1995 from 23.1% in 1994. General and administrative expenses in 1994 were impacted by several investments the Company made, including the expenses associated with moving into a new facility and investments in personnel and the infrastructure necessary to support its anticipated growth. Stock compensation totaled $250,000 for 1995.

     Income from operations. The Company's income from operations increased to $810,000 for the year ended December 31, 1995 from $485,000 for the year ended November 30, 1994. As a percentage of net sales, income from operations increased to 4.5% in 1995 from 4.4% in 1994. This increase was the result of the Company's net sales growth and license income, partially offset by the decrease in gross margin and the increase in operating expenses.

     Interest expense, net. Net interest expense increased to $1.0 million for the year ended December 31, 1995 from $176,000 for the year ended November 30, 1994. This increase resulted from debt incurred in the Recapitalization for severance, legal and other costs.

     Recapitalization expenses. In March 1995, the Company incurred $574,000 in expenses relating to the Recapitalization for severance, legal and other costs. See "-- Company History."

     Provision for loss on affiliate. During 1995, the Company recorded a $1.6 million provision for the loss on Conquest. Gargoyles has advanced funds to, and guaranteed certain liabilities of, Conquest. This provision included the write-off of the funds advanced, and the establishment of a liability for the Company's potential payment of certain Conquest liabilities. See "-- Company History."

     Income tax provision (benefit). The Company's income tax benefit was ($100,000) for the year ended December 31, 1995, compared to an income tax provision of $10,000 for the year ended November 30, 1994. Differences from the federal statutory income tax rate of 34% resulted primarily from increase in the reserve against certain tax assets and the inclusion of Antone's earnings in income (loss) before income taxes. The company was not subject to income tax on Antone's earnings because Antone was an S corporation.

     Net income (loss). The Company's net loss was $2.3 million for the year ended December 31, 1995, compared to net income of $299,000 for the year ended November 30, 1994. This decrease resulted principally from increased interest expense and nonrecurring recapitalization expenses and nonrecurring provision for loss on affiliate, partially offset by the increased income from operations.

     Hobie. Net sales of Hobie sunglasses increased to $4.0 million for the year ended December 31, 1995 from $3.7 million for the year ended December 31, 1994. Hobie's income from operations increased to $162,000 for the year ended December 31, 1995 from $84,000 for the year ended December 31, 1994. This increase was primarily the result of Hobie's net sales growth and gross margin improvement partially offset by an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds was used to repay $19 million of debt in early October.

     Historically, the Company has relied primarily on cash from operations and borrowings to finance its operations. Cash used in the Company's operating activities, primarily to fund the growth in accounts receivable and inventories, totaled $4.7 million, $2.8 million and $400,000 for the years ended December 31, 1996 and 1995 and November 30, 1994, respectively. Cash used in the Company's investing activities, primarily to fund capital expenditures, and in 1996 to fund the Hobie Acquisition, totaled $5.4 million, $1.3 million and $700,000 for the years ended December 31, 1996 and 1995 and November 30, 1994, respectively. Cash provided by the Company's financing activities, primarily proceeds from stock issuance and bank debt totaled $14.5 million, $4.1 million and $1.0 million for the years ended December 31, 1996 and 1995 and November 30, 1994, respectively. As of December 31, 1996, the Company had working capital of $15.6 million.

     The Company has a Credit Facility (the "Credit Facility") consisting of (i) a revolving $10 million unsecured operating facility for general short-term corporate purposes and (ii) a $5 million term fixed asset facility secured by the Company's equipment. The Credit Facility expires on October 1, 1998. There were no outstanding borrowings under the Credit Facility at December 31, 1996.

     In anticipation of the Sungold acquisition, the Company is currently negotiating an amendment to its Credit Facility which would increase its operating facility and would include a new acquisition facility. It is anticipated that amounts borrowed by the Company under the amended Credit Facility would be secured by the assets of the Company, including the assets of any acquired entity.

     The Company regularly evaluates acquisitions, investments and other business opportunities and the cash expenditures related to such activities and to unanticipated expenses which could create a need for additional financing. There can be no assurance, however, that such financing would be available if required. See "Business -- Forward-Looking Statements."

     Capital expenditures totaled $1.4 million for the year ended December 31, 1996. Capital expenditures during 1996 were primarily for optical molds and production and office equipment.

     The Company presently believes, however, that cash flow from operations, the net proceeds of its initial public offering and available borrowings will be sufficient to meet its operating needs and capital expenditures for the foreseeable future. See "Business -- Forward-Looking Statements."

SEASONALITY

     The following table sets forth certain unaudited quarterly data for the periods shown:

                        1996 QUARTER ENDED (IN MILLIONS)                  1995 QUARTER ENDED (IN MILLIONS)
                 -----------------------------------------------   -----------------------------------------------
                 MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                 --------   -------   ------------   -----------   --------   -------   ------------   -----------
Net sales......    $7.0      $10.6        $8.9          $ 6.6        $3.3      $ 5.8        $5.2          $ 3.6
Gross profit...     4.1        6.1         5.2            4.0         2.0        3.6         3.3            2.0

     The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter, when net sales have historically been lower. The Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. This increase in accounts receivable does not have a significant effect on the Company's liquidity due to the Company's ability to borrow against these receivables under the Credit Facility. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Important Factors Regarding Forward Looking Statements -- Fluctuation of Quarterly Results; Seasonality of Business."

BACKLOG AND BACKORDERS

     During the second and third quarters of 1996, 1995 and 1994, the Company experienced a significant increase in backlog (which represents all unshipped orders, regardless of the scheduled shipping date) and occasional increases in backorders (which represent orders for merchandise remaining unshipped beyond its scheduled shipping date). The occasional increases in backorders have been due to increases in the market demand for Gargoyles and Hobie products, which have temporarily exceeded either the capacity of the Company's lens and frame suppliers or the Company's internal production capacity. Prior to the Recapitalization, the Company did not have sufficient capital to maintain an adequate supply of certain key components, which resulted in an increase in backorders in the months preceding and immediately following the Recapitalization. The Recapitalization increased the Company's access to capital, thereby allowing it to reduce backorders and further develop adequate inventory levels. The Company has been taking actions since the Recapitalization to reduce the potential of future backorders. In particular, Gargoyles has worked with its suppliers to increase the level of production of Gargoyles products, has added new suppliers and has increased its own production capacity through the addition of personnel and equipment. In addition, in late 1995 the Company refocused its product offerings on the most popular frame and lens color combinations, allowing the Company to narrow the stockkeeping units offered, thereby reducing the potential for future backorders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE NUMBER
                                                                                  -----------
Report of Ernst & Young LLP, Independent Auditors...............................        27
Gargoyles, Inc. Consolidated Financial Statements
  Consolidated Balance Sheets...................................................        28
  Consolidated Statements of Operations.........................................        29
  Consolidated Statements of Shareholders' Equity...............................        30
  Consolidated Statements of Cash Flows.........................................        31
  Notes to Consolidated Financial Statements....................................        32
Schedule
  Consolidated Valuation and Qualifying Accounts................................        43

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gargoyles, Inc.

     We have audited the accompanying consolidated balance sheets of Gargoyles, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended November 30, 1994, December 31, 1995 and 1996. Our audit also included the Financial Statement Schedule listed in the Company's Annual Report on Form 10-K in Part IV at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gargoyles, Inc. at December 31, 1995 and 1996, and the related consolidated results of its operations and its cash flows for the years ended November 30, 1994, December 31, 1995 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
January 24, 1997

                                GARGOYLES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.......................................  $ 4,382,048     $       900
  Trade receivables, less allowances for doubtful accounts of
     $172,600 and $10,355.........................................    8,897,879       2,514,489
  Inventories.....................................................    5,881,884       5,473,692
  Trade credits...................................................      624,295         497,587
  Other current assets and prepaid expenses.......................    1,542,802         732,984
                                                                    -----------     -----------
Total current assets..............................................   21,328,908       9,219,652
Property and equipment, net.......................................    2,811,935       1,900,603
Intangibles, net..................................................    2,961,110              --
Other assets......................................................      160,262         145,979
                                                                    -----------     -----------
Total assets......................................................  $27,262,215     $11,266,234
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $ 3,380,895     $ 3,572,739
  Accrued expenses and other current liabilities..................    2,347,738       1,577,048
  Note payable to bank............................................           --       5,412,916
  Current maturities of long-term debt............................           --       1,349,333
                                                                    -----------     -----------
Total current liabilities.........................................    5,728,633      11,912,036
                                                                    -----------     -----------
Deferred license income...........................................      360,000         540,000
                                                                    -----------     -----------
Long-term debt....................................................           --       6,017,812
                                                                    -----------     -----------
Minority interest.................................................      270,198              --
                                                                    -----------     -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, authorized shares -- 10,000,000,
     none issued..................................................           --              --
  Common stock, no par value, authorized shares -- 40,000,000,
     issued and outstanding -- 7,419,008 and 5,450,003............   25,643,576      (5,107,430)
  Retained earnings (deficit).....................................   (4,740,192)     (1,946,184)
  Deferred compensation...........................................           --        (150,000)
                                                                    -----------     -----------
Total shareholders' equity........................................   20,903,384      (7,203,614)
                                                                    -----------     -----------
Total liabilities and shareholders' equity........................  $27,262,215     $11,266,234
                                                                    ===========     ===========

                            See accompanying notes.

                                GARGOYLES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,        YEAR ENDED
                                                      ---------------------------     NOVEMBER 30,
                                                         1996            1995             1994
                                                      -----------     -----------     ------------
Net sales...........................................  $33,094,398     $17,895,968     $ 11,082,986
Cost of sales.......................................   13,743,496       7,016,815        4,265,002
                                                      -----------     -----------      -----------
Gross profit........................................   19,350,902      10,879,153        6,817,984
License income......................................      479,609         480,000               --
                                                      -----------     -----------      -----------
                                                       19,830,511      11,359,153        6,817,984
                                                      -----------     -----------      -----------
Operating expenses:
  Sales and marketing...............................    9,480,986       5,934,213        3,041,008
  General and administrative........................    4,399,286       3,029,638        2,558,002
  Shipping and warehousing..........................    1,976,303       1,030,070          607,058
  Research and development..........................      946,992         305,592          127,226
  Stock compensation and IPO bonus..................    3,833,140         250,000               --
                                                      -----------     -----------      -----------
Total operating expenses............................   20,636,707      10,549,513        6,333,294
                                                      -----------     -----------      -----------
Income (loss) from operations.......................     (806,196)        809,640          484,690
                                                      -----------     -----------      -----------
Other income (expense):
  Interest, net.....................................   (1,987,812)     (1,042,523)        (175,486)
  Recapitalization expenses.........................           --        (573,710)              --
  Provision for loss on affiliate...................           --      (1,597,051)              --
  Other.............................................           --           6,829              158
                                                      -----------     -----------      -----------
Total other income (expense)........................   (1,987,812)     (3,206,455)        (175,328)
                                                      -----------     -----------      -----------
Income (loss) before income taxes...................   (2,794,008)     (2,396,815)         309,362
Income tax provision (benefit)......................           --        (100,000)          10,500
                                                      -----------     -----------      -----------
Net income (loss)...................................  $(2,794,008)    $(2,296,815)    $    298,862
                                                      ===========     ===========      ===========
Per share data (unaudited for pro forma):
  Historical income (loss) before income tax
     provision (benefit)............................                  $(2,396,815)    $    309,362
  Pro forma income tax provision (benefit)..........                      (54,300)         130,800
                                                                      -----------      -----------
  Pro forma net income (loss).......................                  $(2,342,515)    $    178,562
                                                                      ===========      ===========
  Net loss per share................................  $     (0.45)
                                                      ===========
  Pro forma net income (loss) per share.............                  $     (0.41)    $       0.03
                                                                      ===========      ===========
  Weighted average common shares used in calculation
     of net loss per share and pro forma net income
     (loss) per share, respectively.................    6,217,738       5,707,078        5,707,078
                                                      ===========     ===========      ===========

                            See accompanying notes.

                                GARGOYLES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK           RETAINED
                                          -------------------------    EARNINGS       DEFERRED
                                            SHARES        AMOUNT       (DEFICIT)    COMPENSATION      TOTAL
                                          ----------   ------------   -----------   ------------   ------------
Balance at November 30, 1993............   5,450,000   $        572   $ 1,100,683   $        --    $  1,101,255
  Net income for the year ended November
    30, 1994............................          --             --       298,862            --         298,862
  Distributions to former majority
    shareholder.........................          --             --      (624,500)           --        (624,500)
                                          ----------   ------------   -----------   -----------    ------------
Balance at November 30, 1994............   5,450,000            572       775,045            --         775,617
  Net loss for the month ended December
    31, 1994............................          --             --      (111,481)           --        (111,481)
  Distributions to former majority
    shareholder.........................          --             --       (51,786)           --         (51,786)
                                          ----------   ------------   -----------   -----------    ------------
Balance at December 31, 1994............   5,450,000            572       611,778            --         612,350
  Stock redemption from former majority
    shareholder.........................  (3,270,000)   (10,895,500)           --            --     (10,895,500)
  Stock issued for cash.................   3,270,003      5,387,498            --            --       5,387,498
  Deferred compensation related to
    amendment of stock options..........          --        400,000            --      (400,000)             --
  Stock compensation....................          --             --            --       250,000         250,000
  Distributions to former majority
    shareholder.........................          --             --      (261,147)           --        (261,147)
  Net loss for the year ended December
    31, 1995............................          --             --    (2,296,815)           --      (2,296,815)
                                          ----------   ------------   -----------   -----------    ------------
Balance at December 31, 1995............   5,450,003     (5,107,430)   (1,946,184)     (150,000)     (7,203,614)
  Sale of warrant.......................          --         56,000            --            --          56,000
  Stock issued in connection with acquisition...     14,540       80,040          --          --         80,040
  Deferred compensation related to
    amendment of stock options..........          --      3,378,140            --    (3,378,140)             --
  Stock compensation....................          --             --            --     3,528,140       3,528,140
  Stock issued in Company's initial
    public offering.....................   1,954,465     27,236,826            --            --      27,236,826
  Net loss for the year ended December
    31, 1996............................          --             --    (2,794,008)           --      (2,794,008)
                                          ----------   ------------   -----------   -----------    ------------
Balance at December 31, 1996............   7,419,008   $ 25,643,576   $(4,740,192)  $        --    $ 20,903,384
                                          ==========   ============   ===========   ===========    ============
Authorized shares.......................  40,000,000
                                          ==========

                            See accompanying notes.

                                GARGOYLES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED
                                                              YEAR ENDED               NOVEMBER
                                                             DECEMBER 31,                 30,
                                                      ---------------------------     -----------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
OPERATING ACTIVITIES
Net income (loss).................................... $(2,794,008)    $(2,296,815)    $   298,862
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Stock compensation.................................   3,528,140              --              --
  Depreciation.......................................     571,422         234,054         127,827
  Amortization.......................................     204,360         250,000              --
  Deferred license income............................    (180,000)        540,000              --
  Minority interest..................................     (89,802)             --              --
  Recapitalization expenses included in note payable
     to shareholder..................................          --         283,100              --
  Changes in assets and liabilities net of effects
     from purchase of Hobie:
     Accounts receivable.............................  (6,088,770)       (446,436)       (795,403)
     Inventories.....................................     690,152      (2,850,389)     (1,288,041)
     Other current assets and other assets...........    (798,293)       (780,751)       (458,655)
     Accounts payable, accrued expenses and other
       current liabilities...........................     207,957       2,278,893       1,728,069
                                                      -----------     -----------     -----------
Net cash used in operating activities................  (4,748,842)     (2,788,344)       (387,341)
                                                      -----------     -----------     -----------
INVESTING ACTIVITIES
Acquisition of property and equipment................  (1,407,875)     (1,269,601)       (659,020)
Purchase of Hobie....................................  (3,974,900)             --              --
                                                      -----------     -----------     -----------
Net cash used in investing activities................  (5,382,775)     (1,269,601)       (659,020)
                                                      -----------     -----------     -----------
FINANCING ACTIVITIES
Proceeds from stock issuance.........................  27,236,826         897,918              --
Proceeds from issuance of long-term debt.............   5,360,000       7,000,000         371,339
Principal payments on long-term debt................. (12,727,145)       (390,374)       (133,036)
Net proceeds (repayment) under revolving line of
  credit.............................................  (5,412,916)      2,746,444       1,256,801
Proceeds from warrant issuance.......................      56,000              --              --
Payments for stock repurchase........................          --      (6,405,920)--
Distributions to shareholder.........................          --        (261,147)       (624,500)
Net proceeds on affiliate accounts...................          --         463,894         170,069
                                                      -----------     -----------     -----------
Net cash provided by financing activities............  14,512,765       4,050,815       1,040,673
                                                      -----------     -----------     -----------
Net increase (decrease) in cash and cash
  equivalents........................................   4,381,148          (7,130)         (5,688)
Cash and cash equivalents, beginning of period.......         900           8,030           7,970
                                                      -----------     -----------     -----------
Cash and cash equivalents, end of period............. $ 4,382,048     $       900     $     2,282
                                                      ===========     ===========     ===========

                            See accompanying notes.

                                GARGOYLES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SIGNIFICANT ACCOUNTING POLICIES

  Principal Industry

     Gargoyles, Inc. ("Gargoyles" or the "Company") designs, manufactures and markets a broad line of performance and outdoor lifestyle-oriented sunglasses. The Company's products are mainly sold through sunglass specialty, sporting goods, department and optical stores. The Company subcontracts certain of its manufacturing processes. Management believes there are adequate alternative sources for these services should an existing subcontractor be unable to perform. Its headquarters and main warehouse are located in Kent, Washington.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Minority interest represents the 30% ownership held by outside investors in the kindling company ("Kindling").

  Fiscal Year

     In 1995, the Company changed its reporting period from a fiscal year ending November 30 to a calendar year. Accordingly, condensed results of operations and cash flows for the one month ended December 31, 1994 are separately presented herein.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

  Revenue Recognition

     Revenue is recognized when merchandise is shipped to a customer. The Company records sales net of volume and cash discounts.

  Warranties

     The Company's sunglasses are covered by a warranty against defects in material and workmanship. The Company has established a reserve for these anticipated future warranty costs which is periodically adjusted to reflect actual experience.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. The Company provides for depreciation and amortization using the straight-line method which recognizes the cost over the estimated useful lives of the respective assets or, as to leasehold improvements, the term of the related lease, if less than the estimated useful life.

                                GARGOYLES, INC.

  Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred $380,671, $258,419 and $407,422 in advertising costs during the years ended December 31, 1996 and 1995 and November 30, 1994, respectively.

  Income Taxes

     The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of currently enacted tax laws.

     Prior to the recapitalization in March 1995, Antone Manufacturing, Inc. ("Antone") had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. Accordingly, Antone's taxable income included in the financial statements, through the date of the recapitalization, is treated as if it were distributed to the shareholder who was responsible for payment of taxes thereon.

  Pro Forma and Earnings Per Share Data

     Pro forma income tax provision (benefit) and net income (loss) data for 1995 and 1994 is included to present the results of operations as if Antone's earnings had been taxed as a C corporation rather than an S corporation. The difference between the pro forma income tax rate and the federal statutory rate of 34% relates primarily to deferred tax assets which have been reserved due to the uncertainty of the Company's ability to recover such amounts.

     Net loss per share and pro forma net income (loss) per share are computed based on the weighted average number of common and common equivalent shares outstanding using the treasury stock method. In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of the Company's proposed initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price of $16 per share.

  License Agreement

     During the first quarter of 1995, the Company entered into an agreement to license the name "Gargoyles" for use on certain nonsunglass products, whereby the Company, as licenser, receives quarterly cash payments based on a portion of the licensee's income from the sale of certain products.

     The Company received a payment of $1,000,000 at the inception of the agreement. After deducting expenses associated with the license agreement, the $720,000 balance was recorded as deferred license income and is being amortized over the four-year estimated term of the license agreement.

  Concentration of Credit Risk and Financial Instruments

     The Company sells its products to local and national companies throughout the United States. Net sales to the Company's largest customer represented 30%, 32% and 34% of net sales for the years ended December 31, 1996 and 1995 and November 30, 1994, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

     The carrying value of financial instruments, which include cash, receivables, payables and debt, approximates market value at December 31, 1996.

                                GARGOYLES, INC.

  Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at time of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 is effective for fiscal years beginning after December 15, 1995 and allows companies to measure stock-based compensation expense using either the intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), or the fair value method described in Statement No. 123. The Company has elected to follow APB No. 25. In management's opinion, the alternative fair value method provided for under Statement No. 123 does not necessarily provide a reliable single measure of the fair value of its employee stock options. Statement No. 123 requires companies choosing the intrinsic value method to disclose the pro forma effect on net income (loss) of valuing the stock option grants using the fair value method. Pro forma net income (loss) information has been disclosed in
Note 10.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 2. INVENTORIES

     Inventories consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Raw materials.......................................  $4,503,054     $4,804,323
        Finished goods......................................   1,378,830        669,369
                                                              ----------     ----------
                                                              $5,881,884     $5,473,692
                                                              ==========     ==========

 3. OTHER CURRENT ASSETS AND PREPAID EXPENSES

     Other current assets and prepaid expenses consist of the following:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1996          1995
                                                               ----------     --------
        Prepaid expenses.....................................  $  536,479     $117,332
        Other receivables....................................     344,008      188,640
        Income tax refund receivable.........................     195,750      191,742
        Deposits.............................................     160,187       56,466
        Other................................................     306,378      178,804
                                                               ----------     --------
                                                               $1,542,802     $732,984
                                                               ==========     ========

                                GARGOYLES, INC.

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1996            1995
                                                             -----------     ----------
        Molds and production equipment.....................  $ 1,553,076     $1,037,936
        Office furniture and equipment.....................    1,180,104      1,024,908
        Exhibit and marketing equipment....................    1,040,394        308,418
        Transportation equipment...........................       24,718         24,718
        Leasehold improvements.............................      258,968        179,570
                                                             -----------     ----------
                                                               4,057,260      2,575,550
        Less accumulated depreciation and amortization.....   (1,245,325)      (674,947)
                                                             -----------     ----------
        Furniture and equipment, net.......................  $ 2,811,935     $1,900,603
                                                             ===========     ==========

 5. INTANGIBLES

     Intangible assets are carried on the basis of cost and are amortized on the straight-line method over their estimated useful lives, ranging from 2 to 27 years.

     At December 31, 1996, intangibles consist of the following:

                                                                              ESTIMATED
                                                                             USEFUL LIFE
                                                                             ------------
        Licensing and management agreements.................  $2,885,430       8-27 years
        Noncompete agreements...............................     280,040          2 years
                                                              ----------
                                                               3,165,470
        Less accumulated amortization.......................    (204,360)
                                                              ----------
                                                              $2,961,110
                                                              ==========

 6. DEBT

     The Company has a Credit Facility (the "Credit Facility") consisting of (i) a revolving $10 million unsecured operating facility for general short-term corporate purposes and (ii) a $5 million term fixed asset facility secured by the Company's equipment. The Credit Facility expires on October 1, 1998. There were no outstanding borrowings under the Credit Facility at December 31, 1996.

     In October 1996, a portion of the net proceeds from the Company's initial public offering were used to repay all outstanding debt.

     At December 31, 1995, long-term debt consisted of the following:

        Note payable to bank, bearing interest at prime rate plus
          1.5%..........................................................  $ 5,769,231
        Notes payable to bank, bearing interest at prime rate plus
          1.25%, secured by equipment...................................      996,750
        Note payable to shareholder, bearing interest at 10%............      257,836
        Other notes payable at various interest rates, secured by
          equipment and other assets....................................      343,328
                                                                          -----------
        Total long-term debt............................................    7,367,145
        Less current maturities.........................................   (1,349,333)
                                                                          -----------
        Long-term debt, less current maturities.........................  $ 6,017,812
                                                                          ===========

     In January 1996, the Company borrowed $290,000 at 12% per annum from officers and shareholders. The loans were repaid in full with interest as of April 1996.

                                GARGOYLES, INC.

     The Company made interest payments totaling $1,809,505, $1,014,565 and $164,802 during the years ended December 31, 1996 and 1995 and November 30, 1994, respectively.

 7. INCOME TAXES

     The difference between the income tax provision (benefit), all of which is current, based upon the federal statutory income tax rate and the income tax provision (benefit) recorded in the financial statements is attributable to the following:

                                                       YEAR ENDED
                                                      DECEMBER 31,            YEAR ENDED
                                                 -----------------------     NOVEMBER 30,
                                                   1996          1995            1994
                                                 ---------     ---------     ------------
        Income tax provision (benefit) at
          federal statutory rate (34%).........  $(950,000)    $(815,000)     $  105,000
        Change in deferred tax valuation
          allowance............................    996,900       737,900          19,500
        Antone S corporation earnings..........     --           (45,700)       (120,300)
        Other..................................    (46,900)       22,800           6,300
                                                 ---------     ---------       ---------
                                                 $  --         $(100,000)     $   10,500
                                                 =========     =========       =========

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996           1995
                                                             -----------     ---------
        Deferred tax liabilities:
          Tax over book depreciation.......................  $  (124,300)    $ (54,300)
                                                             -----------     ---------
        Deferred tax assets:
          Deferred compensation............................    1,284,600       151,300
          Sales return allowance...........................      141,700        71,400
          Inventory valuation allowance....................      129,600        34,000
          Deferred license income..........................      122,400       251,000
          Allowance for doubtful accounts..................       58,700            --
          Accrued vacation.................................       46,200        16,000
          Warranty reserves................................       34,000        34,000
          Accrued liabilities of affiliate.................       31,900       225,100
          Other............................................      112,800       112,200
                                                             -----------     ---------
        Total deferred tax assets..........................    1,961,900       895,000
                                                             -----------     ---------
        Net deferred taxes.................................  $ 1,837,600     $ 840,700
                                                             ===========     =========
        Valuation allowance................................  $(1,837,600)    $(840,700)
                                                             ===========     =========

     No income tax payments were made during the years ended December 31, 1996 and 1995.

8. COMMITMENTS AND CONTINGENCIES

     Since 1994, the Company has been leasing its primary operating and office premises under a noncancelable operating lease, expiring in March 2000. Terms of this lease include 4% annual rental payment increases. The owner of these premises is a current shareholder and the former majority owner of Gargoyles. Rent expense under this lease totaled $222,798, $214,725 and $210,000 for the years ended December 31, 1996 and 1995 and November 30, 1994, respectively.

                                GARGOYLES, INC.

     In September 1996, the Company leased additional office and warehouse space under an operating lease, expiring in December 1998. Terms of this lease include monthly rental payments of $9,150.

     During 1995, the Company leased additional office space under a noncancelable operating lease, expiring in October 1997. Terms of this lease include monthly rental payments of $3,066.

     Minimum future lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                   YEAR ENDING
                                  DECEMBER 31,
                    -----------------------------------------
                    1997.....................................  $  372,162
                    1998.....................................     350,772
                    1999.....................................     250,611
                    2000.....................................      63,261
                                                               ----------
                                                               $1,036,806
                                                               ==========

     The Company enters into endorsement contracts from time to time with certain athletes and others to promote the Company's products. Minimum annual payments under these agreements are as follows:

                                   YEAR ENDING
                                   DECEMBER 31,
                    ------------------------------------------
                    1997......................................  $213,500
                    1998......................................   230,000
                    1999......................................   140,000
                                                                ----------
                                                                $583,500
                                                                ==========

     The Company is currently involved in litigation incidental to the Company's business. In the opinion of management, the ultimate resolution of such litigation will not have a significant effect on results of its operations or financial condition.

 9. EMPLOYEE BENEFIT PLAN

     In March 1995, the Company introduced a 401(k) savings plan for all full-time employees age 21 or older with one year of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 50% of each dollar contributed by a participant, with a maximum matching contribution of 3% of a participant's earnings. The Company's contributions to the plan vest over six years and totaled $72,289 and $37,949 for the years ended December 31, 1996 and 1995, respectively.

10. SHAREHOLDERS' EQUITY

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

  Initial Public Offering

     On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net

                                GARGOYLES, INC.

proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in early October.

  Stock Options

     In March 1995, the Company established the 1995 Stock Option Plan that provided for the granting of incentive and nonqualified options to purchase up to 286,844 shares of common stock. In September 1996, the Company amended the plan to provide for the granting of options to purchase up to 817,500 shares of common stock. Generally, options granted vest over a four-year period. Certain options require acceleration of vesting if specific operational goals are achieved. Options under this plan have been granted at estimated fair value on the date of grant and expire after ten years. The plan expires in 2005.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.21% and 5.38%, expected volatility range for the Company's common stock of
29.6 to 38.6%, dividend yield of 0.0% and a weighted average expected option life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and are not likely to be representative of the effects on reported net income for future periods.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
        Reported net loss...................................  $(2,794,008)  $(2,296,815)
        Pro forma net loss..................................   (3,056,547)   (2,325,439)
        Reported loss per share.............................        (0.45)        (0.40)
        Pro forma loss per share............................        (0.49)        (0.41)

     Stock option activity and option price information are as follows:

                                                            NUMBER
                                                              OF           OPTION PRICE
                                                            SHARES          PER SHARE
                                                            -------     ------------------
        Granted...........................................  480,055     $3.48   --  $ 5.50
        Canceled..........................................  (28,676)                $ 3.48
                                                            -------
        Balance at December 31, 1995......................  451,379     $3.48   --  $ 5.50
        Granted...........................................   44,785     $7.34   --  $16.00
                                                            -------
        Balance at December 31, 1996......................  496,164     $3.48   --  $16.00
                                                            =======

     The weighted average fair value of options granted during 1996 using the Black-Scholes multiple option pricing model is $12.59.

                                GARGOYLES, INC.

     Outstanding and exercisable options by price range as of December 31, 1996 are as follows:

                                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                   -------------------------------------------------------------------     ----------------------------------------
                    OPTIONS OUTSTANDING        WEIGHTED AVERAGE                            OPTIONS EXERCISABLE
                           AS OF                REMAINING TERM        WEIGHTED AVERAGE            AS OF            WEIGHTED AVERAGE
                       DEC. 31, 1996               (YEARS)             EXERCISE PRICE         DEC. 31, 1996         EXERCISE PRICE
                   ---------------------     --------------------     ----------------     -------------------     ----------------
$ 3.48 - $ 5.50....        451,379                   8.71                  $ 3.68                122,338                $ 3.66
$ 7.34 - $ 9.00....         20,805                   9.87                    8.65                  2,232                  7.65
$16.00 - $16.00....         23,980                   9.75                   16.00                  6,176                 16.00
                           -------                                                               -------
$ 3.48 - $16.00....        496,164                   8.81                    4.48                130,746                  4.32
                           =======                                                               =======

     In January 1996, an outside member of the Company's Board of Directors purchased a warrant for $56,000. The warrant provides for the issuance of 38,150 shares of common stock at a price of $4.58 per share. The warrant can be exercised any time prior to December 2005.

  Recapitalization

     In connection with a change in control of the Company, on March 22, 1995, the Company sold 3,270,003 shares to a group of new investors, including certain members of the Company's senior management. Proceeds from the sale were $5,387,498. On the same date, 3,270,000 previously issued and outstanding shares were repurchased by the Company from the former majority shareholder for $10,895,500. The redemption was funded with the proceeds from the stock issuance and bank financing of $6,000,000. Proceeds in excess of redemption requirements provided additional working capital. In connection with this recapitalization, the Company recorded a charge of $573,710 relating primarily to severance, legal and other costs.

     In connection with the recapitalization of Gargoyles, Antone was merged into Gargoyles. Antone was wholly owned by the former majority owner of Gargoyles. Antone provided assembly operations for Gargoyles. The merger was accounted for as a pooling of interests due to common ownership, and financial statements for all periods prior to the recapitalization have been restated to reflect the pooling.

     Prior to the recapitalization of the Company, the President held an option to purchase up to 10% of the outstanding shares of Gargoyles stock from the former majority shareholder. In connection with the recapitalization, the new shareholders of the Company assumed the option and amended certain provisions of the option agreement. As a result of the amendments, the Company recorded deferred compensation of $400,000, equal to the difference between the estimated fair market value of the stock at the date of the recapitalization, and the option price of $0.91 per share. The amount was being amortized over the option vesting period.

     Also in connection with the recapitalization, the new shareholders granted the President an additional nonqualified option to purchase 136,250 shares of common stock owned by the new shareholders at an exercise price of $4.58 per share. In June 1996, in contemplation of the Company's initial public offering, the options were further amended to accelerate the vesting and to extend the expiration date to June 28, 2006. As a result, the remaining balance of $150,000 from the initial $400,000 deferred compensation was expensed and Gargoyles recognized an additional nonrecurring, noncash stock compensation charge in the second quarter of 1996 of $3.4 million. Total stock compensation expense related to these agreements of $3.5 million is reflected as a component of operating expenses for the year ended December 31, 1996.

11. RECEIVABLE FROM AFFILIATE

     Prior to 1996, the Company had advanced funds to Conquest Sports, Inc. ("Conquest," formerly Pro-Tec, Inc.), an affiliate with similar shareholders as the Company prior to the initial public offering. In addition, the Company had guaranteed certain liabilities of Conquest. Conquest incurred losses in 1995 and 1994 and Company management concluded that it is likely Conquest will be unable to meet its obligations. Accordingly, in the fourth quarter of 1995, the Company recorded a provision related to Conquest in the

                                GARGOYLES, INC.

amount of $1,597,051. At December 31, 1996, Conquest has approximately $300,000 outstanding on a loan with a bank which is secured by a note receivable and guaranteed by the Company.

12. DISCONTINUED DISTRIBUTION AGREEMENT

     During late 1994, Gargoyles entered into a nonexclusive agreement (the "Agreement") to distribute a line of sunglasses produced by another manufacturer. These sunglasses were produced with the name of a major manufacturer of athletic shoes and apparel under a license agreement. Gargoyles had no significant sales under the Agreement prior to 1995. During the fourth quarter of 1995, both parties agreed to terminate the Agreement. The accompanying consolidated statement of operations for the year ended December 31, 1995 includes net sales of $758,066, cost of sales of $490,011 and sales and marketing expenses of $579,972 related to the Agreement.

13. ACQUISITION OF HOBIE

     On February 13, 1996, Gargoyles purchased all of the issued and outstanding stock of H.S.I. ("Hobie"). Hobie was the manufacturer of Hobie Polarized Sunglasses under an exclusive license agreement for use of the name Hobie on sunglasses.

     The acquisition has been accounted for using the purchase method of accounting from the date of acquisition. Accordingly, the allocation of the purchase price of $3,974,900, of which $3,380,014 was paid in cash, has been based on the fair value of the assets acquired and liabilities assumed. Included in the purchase price are consulting service fees of up to an aggregate of $300,000 to two of Hobie's former shareholders. As consideration for certain noncompetition covenants, the Company agreed to pay an aggregate of $200,000 in 12 monthly installments and issue an aggregate of 14,540 shares of its common stock to two of Hobie's former shareholders. Costs in excess of the fair market value of assets and liabilities acquired are reflected as intangibles, the most significant component of which is the Hobie license agreement, that is being amortized over the remaining 27-year license period of the Hobie brand name.

     Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
        Sales.............................................. $33,405,000     $21,940,000
        Gross profit.......................................  19,495,000      12,931,000
        Net loss...........................................  (2,951,000)     (3,021,000)
        Net loss per share.................................       (0.48)          (0.53)

14. INVESTMENT IN THE KINDLING COMPANY

     In May 1996, the Company formed Kindling, a majority-owned subsidiary, to design, develop, manufacture and distribute sunglasses and, with The Timberland Company's consent, ophthalmic frames under the Timberland brand name. The Company contributed $1,200,000 for its 70% interest in Kindling. The Company may also be required to contribute an additional $300,000 to Kindling's capital if Kindling deems such additional amount necessary and makes a demand prior to January 1, 2000. For the year ended December 31, 1996, the Company incurred $299,338 in net operating expenses used to fund start up activities of Kindling.

                                GARGOYLES, INC.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary financial data for the Company by quarter for the years ended December 31, 1996 and 1995.

                                                                   QUARTER
                                          ---------------------------------------------------------
              YEAR ENDED:                   FIRST          SECOND          THIRD          FOURTH
----------------------------------------  ----------     -----------     ----------     -----------
December 31, 1996
  Net revenue...........................  $6,994,293     $10,632,523     $8,910,618     $ 6,556,964
  Gross profit..........................   4,128,898       6,111,733      5,172,914       3,937,357
  Net loss..............................     (15,924)     (2,605,011)       (15,429)       (157,644)
  Loss per share........................       (0.00)          (0.46)         (0.00)          (0.02)

December 31, 1995
  Net revenue...........................  $3,294,031     $ 5,829,801     $5,221,008     $ 3,551,128
  Gross profit..........................   2,021,300       3,628,798      3,263,051       1,966,004
  Net income (loss).....................    (445,541)        573,899        196,509      (2,621,682)
  Earnings (loss) per share.............       (0.08)           0.10           0.03           (0.46)

     The sum of quarterly earnings per share will not necessarily equal the earnings per share reported for the entire year since the weighted average shares outstanding used in the earnings per share computation changes throughout the year.

16. CHANGE IN FISCAL YEAR END

     Effective January 1, 1995, the Company changed its fiscal year end from November 30 to December 31. The results of operations for the month of December 1994, therefore, are not reflected in the consolidated statements of operations or cash flows. The following is a condensed statement of operations and a condensed statement of cash flows for the month of December 1994:

                                                                            MONTH OF
                                                                          DECEMBER 1994
                                                                          -------------
        Condensed Statement of Operations:
        Net sales......................................................     $ 574,831
        Cost of sales..................................................       237,785
                                                                            ---------
        Gross profit...................................................       337,046
        Operating expenses.............................................      (493,746)
        Interest expense, net..........................................       (20,975)
        Other, net.....................................................         1,194
                                                                            ---------
        Loss before income taxes.......................................      (176,481)
        Income tax benefit.............................................       (65,000)
                                                                            ---------
        Net loss.......................................................     $(111,481)
                                                                            =========

                                GARGOYLES, INC.

                                                                            MONTH OF
                                                                          DECEMBER 1994
                                                                            ---------
        Condensed Statement of Cash Flows:
        Operating activities:
          Net loss.....................................................     $(111,481)
          Depreciation and amortization................................         7,266
          Decrease in assets and liabilities...........................      (357,662)
                                                                            ---------
          Net cash used in operating activities........................      (461,877)
        Investing activities:
          Acquisition of property and equipment........................       (19,097)
                                                                            ---------
        Financing activities:
          Net proceeds from bank debt..................................       538,508
          Distributions to shareholder.................................       (51,786)
                                                                            ---------
          Net cash provided by financing activities....................       486,722
        Net increase in cash and cash equivalents......................         5,748
        Cash and cash equivalents, beginning of period.................         2,282
                                                                            ---------
        Cash and cash equivalents, end of period.......................     $   8,030
                                                                            =========

17. SUBSEQUENT EVENTS

     Effective January 1, 1997, the Company entered into an agreement with Golden Bear Golf, Inc. ("Golden Bear") to develop a line of specialty eyewear for golfers. The Company and Golden Bear will jointly create and develop the golfing eyewear. The Company will manufacture and distribute the product. The agreement requires the Company, as licensee, to make quarterly royalty payments based on a percentage of net sales, with certain annual minimum payments. The agreement expires June 30, 2002, with an option to renew for an additional five years.

     In January 1997, the Company entered into a three-year agreement with International Speedway Corporation to become the title sponsor of a NASCAR Busch Series race at Daytona, Florida, the Gargoyles 300. Under the terms of the sponsorship agreement, over the three-year term of the agreement the Company will be required to pay $1,050,000 plus a portion of the Company's license income from the sale of Gargoyles 300 souvenirs. The Company has the right to terminate the agreement upon the payment of a $100,000 termination fee. In a related agreement with CBS Television Network, the Company has agreed to pay CBS $850,000 over the three-year term of that agreement for network broadcast coverage of the Gargoyles 300 race.

                                GARGOYLES, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED NOVEMBER 30, 1994 AND DECEMBER 31, 1995 AND 1996

                                                       BALANCE AT   CHARGES TO                 BALANCE
                                                       BEGINNING    COSTS AND                 AT END OF
                                                       OF PERIOD     EXPENSE     DEDUCTIONS    PERIOD
                                                       ----------   ----------   ----------   ---------
For the year ended November 30, 1994
  Allowance for doubtful accounts..................     $  10,000    $  18,169   $  (18,169)  $  10,000
                                                         ========     ========    =========    ========
For the year ended December 31, 1995
  Allowance for doubtful accounts..................     $  13,333    $  66,659   $  (69,637)  $  10,355
                                                         ========     ========    =========    ========
For the year ended December 31, 1996
  Allowance for doubtful accounts..................     $  10,355    $ 269,633   $ (107,388)  $ 172,600
                                                         ========     ========    =========    ========

For the year ended November 30, 1994
  Inventory Reserve................................     $ 100,000    $  --       $   --       $ 100,000
                                                         ========     ========    =========    ========
For the year ended December 31, 1995
  Inventory Reserve................................     $ 100,000    $ 533,456   $ (533,456)  $ 100,000
                                                         ========     ========    =========    ========
For the year ended December 31, 1996
  Inventory Reserve................................     $ 100,000    $ 736,000   $ (454,850)  $ 381,150
                                                         ========     ========    =========    ========

For the year ended November 30, 1994
  Sales Return Reserve.............................     $  70,000    $  70,000   $   --       $ 140,000
                                                         ========     ========    =========    ========
For the year ended December 31, 1995
  Sales Return Reserve.............................     $ 140,000    $  70,000   $   --       $ 210,000
                                                         ========     ========    =========    ========
For the year ended December 31, 1996
  Sales Return Reserve.............................     $ 210,000    $ 568,440   $ (361,717)  $ 416,723
                                                         ========     ========    =========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company, and their ages as of December 31, 1996, are as follows:

           NAME             AGE                      POSITION
--------------------------  ---     -------------------------------------------
Douglas B. Hauff            43      President, Chief Executive Officer and
                                    Director
G. Travis Worth             51      Chief Operating Officer
David W. Jobe               36      Senior Vice President, Sales
Steven R. Kingma            39      Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
Douglas W. Lauer            43      President and Chief Executive Officer,
                                    Kindling
Bruce E. Meckling           43      Vice President, International
Erik J. Anderson(1)         38      Chairman of the Board
Timothy C. Potts(1)         48      Director
William D. Ruckelshaus(2)   64      Director
Paul S. Shipman(2)          44      Director
Walter F. Walker(1)         42      Director

---------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

     All the current directors of the Company, except Messrs. Ruckelshaus, Shipman and Walker, were elected to the Board of Directors pursuant to a shareholders agreement entered into in connection with the Recapitalization. Upon the effective date of the Company's initial public offering, the shareholders agreement was terminated.

     The Company's Board of Directors will be divided into three classes at the Company's 1997 annual meeting of shareholders following the Offering. After a transitional period, each director will serve for a three-year term and one class will be elected each year by the Company's shareholders. Directors hold office until their terms expire and their successors are elected and qualified. Executive officers of the Company are appointed by, and serve at the direction of, the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     Douglas B. Hauff has been President, Chief Executive Officer and a Director of the Company since June 1996. Between his joining the Company in May 1992 and June 1996, Mr. Hauff was the Company's President and a Director. Mr. Hauff has also been President and a director of Conquest since May 1992. From September 1990 to April 1992, Mr. Hauff was Senior Vice President of Frederick & Nelson Inc. ("Frederick & Nelson"), a department store chain operator. Mr. Hauff was a Senior Vice President and Division President of McCaw Cellular Communications, a telecommunications company, between August 1986 and July 1988, President of Interstate Mobile Phone d/b/a Cellular One, a telecommunications company, between October 1984 and July 1986 and President of Executone, a Northwest telecommunications firm, between September 1981 and September 1984.

     G. Travis Worth has been Chief Operating Officer of the Company since June 1996. From October 1995 until June 1996, Mr. Worth was the Company's Senior Vice President. From August 1989 to October 1995, Mr. Worth was the Vice President, Sales for the Ray-Ban Eyewear Division of Bausch & Lomb. From 1981 to

1989, Mr. Worth was Vice President, Sales and Marketing of Technica USA Ski Boot Company, a manufacturer of ski equipment.

     David W. Jobe, Senior Vice President, Sales, joined the Company in February 1994. From May 1988 to January 1994, Mr. Jobe was employed by MEDI-TECH, Inc., a subsidiary of Boston Scientific Corporation, a medical device company, initially as Denver territory manager, then as a regional manager from June 1990 to December 1992 and as Western Division Manager from January 1993 to January 1994. From January 1985 through April 1988, Mr. Jobe was employed by The Procter & Gamble Company in a number of sales management capacities.

     Steven R. Kingma, Vice President, Chief Financial Officer, Secretary and Treasurer, joined the Company in September 1994. From September 1993 to September 1994, Mr. Kingma was employed at Jay Jacobs, Inc., the operator of a chain of specialty retail apparel stores, in various financial positions, most recently as its Senior Vice President, Chief Financial Officer and Treasurer from May 1994 to September 1994. From August 1992 to September 1993, Mr. Kingma owned and operated Pacific Financial Management, a financial and professional consulting services business. From January 1990 to July 1992, Mr. Kingma was employed by Frederick & Nelson as Director of Finance. From September 1979 to January 1990, Mr. Kingma was employed by Price Waterhouse, a public accounting firm.

     Douglas W. Lauer, President and Chief Executive Officer of Kindling, joined the Company in June 1996 in connection with the license agreement with Timberland. Previously, Mr. Lauer was President of Revo, a subsidiary of Bausch & Lomb, from July 1989 to May 1996. Mr. Lauer formerly served in a number of management capacities for Polo Ralph Lauren Corporation.

     Bruce E. Meckling, Vice President, International, joined the Company in July 1996. From 1980 to July 1996, Mr. Meckling was employed by Bausch & Lomb's Europe, Middle East and Africa division. Mr. Meckling was employed as General Manager of Distributor Operations and Bausch & Lomb Germany GmbH from August 1993 to July 1996, as Commercial Director of Distributor Operations from April 1992 to August 1993 and as Marketing Director of Distributor Operations from October 1990 to April 1992. Prior to October 1990, Mr. Meckling was employed in a number of marketing and financial capacities.

     Erik J. Anderson has been a Director of the Company since March 1995 and was named Chairman of the Board in July 1995. Mr. Anderson has been Chief Executive Officer of Trillium, a corporation with investments primarily in timber and real estate, since January 1996, was its Co-President from January 1995 to January 1996 and its Executive Vice President from February 1994 to January 1995. From March 1992 to January 1994, Mr. Anderson was a partner of Frazier & Company, a merchant bank. From October 1990 to March 1992, Mr. Anderson was a Vice President of Service Group of America, a food distribution and insurance company. Mr. Anderson is also a director of Smart Modular Technologies, Inc.

     Timothy C. Potts has been a Director of the Company since March 1995. Mr. Potts has been Senior Vice President -- Finance of Trillium since July 1994. From April 1987 to July 1994, Mr. Potts was the Chief Financial Officer of Trillium.

     William D. Ruckelshaus has been a Director of the Company since July 1996. Since March 1996, Mr. Ruckelshaus has been a principal of the Madrona Investment Group, L.L.C., a private investment firm. Mr. Ruckelshaus is also Chairman of the Board of Browning-Ferris Industries, Inc., a waste services company, and from October 1988 to October 1995 was its Chief Executive Officer. From 1983 to 1985, Mr. Ruckelshaus was Administrator of the Environmental Protection Agency and from 1979 to 1983, a Senior Vice President of Weyerhaeuser Co. Mr. Ruckelshaus is also a director of Cummins Engine Co., Monsanto Company, Nordstrom, Inc. and Weyerhaeuser Co.

     Paul S. Shipman has been a Director of the Company since June 1996. Mr. Shipman has been President since September 1981, Chairman of the Board since November 1992 and Chief Executive Officer since June 1993 of Redhook Ale Brewery, Incorporated ("Redhook"), a brewer of craft beers.

     Walter F. Walker has been a Director of the Company since December 1995. Since September 1994, Mr. Walker has been the President of the Seattle Supersonics National Basketball Association basketball team, owned by a subsidiary of Ackerley Communications, Inc. From March to September 1994, he was President of Walker Capital, Inc., a money management firm. From July 1987 to March 1994, Mr. Walker was a Vice President of Goldman, Sachs & Co., a registered broker-dealer. From 1976 to 1985, Mr. Walker was a professional basketball player in the National Basketball Association. Mr. Walker is also a director of Redhook, Advanced Digital Information Corp., Washington State Special Olympics and a member of the Board of Visitors of the University of Virginia.

     Frederick & Nelson, a company for which Mr. Hauff served as Senior Vice President and Mr. Kingma served as Director of Finance, filed a voluntary petition for Chapter 11 bankruptcy in September 1991 and was liquidated by order of the bankruptcy court in 1992. Jay Jacobs, Inc., a company for which Mr. Kingma was employed in various financial positions, filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged therefrom in November 1995.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is hereby incorporated by reference from the Company's 1997 Proxy Statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") under the caption "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is hereby incorporated by reference from the 1997 Proxy Statement under the caption "Beneficial Ownership of Shares".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1997 Proxy Statement under the caption "Certain Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statements at Item 8 on page 26 of this report.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(C) EXHIBITS

     The following exhibits are filed as a part of, or incorporated by reference into, this report:

         3.1*         Form of Amended and Restated Articles of Incorporation currently in effect.
         3.2*         Bylaws of the registrant currently in effect.
        10.1*         Stock Purchase Agreement, dated as of March 14, 1995, among Gargoyles and certain other parties.
        10.2*         Indemnity Agreement, dated as of March 22, 1995, by Gargoyles, Inc. in favor of Trillium Corporation.
        10.3*         Amended and Restated Promissory Note, dated as of March 17, 1995, made by Gargoyles, Inc. to Dennis Burns (the "Founder").
        10.4*         Guaranty, dated March 17, 1995, by Conquest Sports, Inc. (formerly
                      Pro-Tec, Inc.) for the benefit of the Founder.

        10.5*         Guaranty by Gargoyles, Inc. for the benefit of the Founder.
        10.6*         Nondisclosure, Noncompetition and Indemnity Agreement, dated as of
                      March 22, 1995, among Gargoyles, Inc., Conquest Sports, Inc., Antone
                      Manufacturing, Inc. and the Founder.
        10.7*         Stock Purchase Agreement, dated as of January 25, 1996, among
                      Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff, H.S.I., a California
                      corporation, dba Hobie Sunglasses and the Sellers listed therein.
        10.8*         Industrial Real Estate Lease (Multi-Tenant Facility) dated October 12,
                      1995, between Gargoyles, Inc. and Cascade Investors.
        10.9*         Industrial Real Estate Lease (Single Tenant Facility) dated December
                      16, 1993, between Gargoyles, Inc. and DB&D Partnership.
        10.10*        Lease Amendment dated as of March 17, 1995, between Gargoyles, Inc. and
                      DB&D Partnership.
        10.11*        Gargoyles, Inc. Common Stock Purchase Warrant, dated January 1996, between Gargoyles, Inc. and Wally Walker.
        10.12*        Amended and Restated Option Agreement, dated as of March 17, 1995, among Gargoyles, Inc., the Founder and Douglas B. Hauff.
        10.13*        Assignment and Assumption of Amended and Restated Option Agreement,
                      dated as of March 22, 1995, between the Founder and the Investors listed therein.
        10.14*        Option Agreement dated as of March 22, 1995, between Douglas Hauff and the Investors listed therein.
        10.15+*       License Agreement between Gargoyles, Inc. and Dale Earnhardt.
        10.16+*       License Agreement dated as of October 1995, as amended as of October
                      18, 1995, between Gargoyles, Inc. and Ken Griffey, Jr.
        10.17*        Employment Agreement, dated as of March 22, 1995, between Gargoyles,
                      Inc. and Douglas B. Hauff.
        10.18*        Employment Agreement, dated as of March 22, 1995, between Gargoyles,
                      Inc. and Steven R. Kingma.
        10.19*        Employment Agreement, dated as of March 22, 1995, between Gargoyles,
                      Inc. and David W. Jobe.
        10.20*        Employment Agreement, dated as of November 1, 1995, between Gargoyles,
                      Inc. and G. Travis Worth.
        10.21*        Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
        10.22*        1995 Stock Incentive Compensation Plan.
        10.23*        Guaranty, dated as of March 7, 1995, by Gargoyles, Inc. to and for the benefit of Trillium Corporation.
        10.24*        Retail License Agreement, dated August 7, 1995, between Warner Bros.
                      Division of Time Warner Entertainment Company L.P. and Gargoyles, Inc.,
                      as amended.
        10.25*        Amended and Restated Agreement Regarding Claim Rights, dated July 3,
                      1996, by and between the Founder, Gargoyles, Inc. and Conquest Sports,
                      Inc.
        10.26+*       Ratification of Settlement Agreement and General Release, dated August
                      27, 1996.
        10.27+*       Trademark License Agreement dated as of April 12, 1995.
        10.28*        Agreement for Purchase of Common Stock, dated as of May 17, 1996, among
                      Gargoyles, Inc., The Timberland Company, Douglas W. Lauer and the
                      kindling company (formerly The D.W. Lauer Company).
        10.29*        Promissory Note, dated May 17, 1996, made by Gargoyles, Inc. to the kindling company.

        10.30*        Contingent Demand Note, dated May 17, 1996, made by Gargoyles, Inc. to the kindling company.
        10.31*        Employment Agreement effective as of May 17, 1996, between Douglas W.
                      Lauer and the kindling company.
        10.32*        Investor Rights Agreement, dated as of May 17, 1996, among The D.W.
                      Lauer Company, Douglas W. Lauer, Gargoyles, Inc. and The Timberland
                      Company.
        10.33+*       License Agreement, dated as of May 17, 1996, among The Timberland
                      Company, Gargoyles, Inc. and the kindling company.
        10.34*        Incentive Pool Agreement, effective as of May 17, 1996, between
                      Gargoyles, Inc. and Douglas W. Lauer.
        10.35*        License Agreement, effective January 1, 1989 between Hobie Designs,
                      Inc. and H.S.I.
        10.36+*       License Agreement dated as of June 1996, between Scottie Pippen and
                      Gargoyles, Inc.
        10.37+*       License Agreement dated as of May 31, 1996 among Ixela, Inc., Alexi
                      Lalas and Gargoyles, Inc.
        10.38**       Credit Agreement dated October 2, 1996, between U.S. Bank of
                      Washington, National Association and Gargoyles, Inc.
        10.39**       First Amendment to Option Agreement dated June 28, 1996 between Douglas
                      B. Hauff, Gargoyles and certain shareholders of Gargoyles.
        10.40**       Second Amendment to Option Agreement dated June 28, 1996 between
                      Gargoyles, Dennis Burns and Douglas B. Hauff.
        10.41**       Indemnity Agreement dated September 26, 1996 by Trillium Corporation and Douglas B. Hauff in favor of Gargoyles.
        10.42***      Agreement, dated January 9, 1997, between Gargoyles and International
                      Speedway Corporation.
        10.43+***     Product Development and Licensing Agreement dated January 1, 1997, between Gargoyles and Golden Bear Golf, Inc.
        10.44***      Registration Rights Agreement dated February 20, 1997, between
                      Gargoyles and Douglas B. Hauff.
        10.45***      Registration Rights Agreement dated February 20, 1997, between
                      Gargoyles and Trillium Investors II.
        11.1***       Computation of Earnings (Loss) Per Share
        21.1*         Subsidiaries of the registrant
        23.1***       Consent of Ernst & Young LLP, Independent Accountants
        27.1***       Financial Data Schedule.

---------------

  + Confidential Treatment Requested

  * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-07573).

 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996.

*** Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Seattle, State of Washington, on the 28th day of March, 1997.

                                          GARGOYLES, INC.

                                          By: /s/  DOUGLAS B. HAUFF
                                            ------------------------------------
                                                      Douglas B. Hauff
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 28th day of March, 1997.

                  SIGNATURE                                          TITLE
---------------------------------------------    ---------------------------------------------

            /s/ DOUGLAS B. HAUFF                    President, Chief Executive Officer and
---------------------------------------------       Director (Principal Executive Officer)
              Douglas B. Hauff

            /s/ ERIK J. ANDERSON                             Chairman of the Board
---------------------------------------------
              Erik J. Anderson

            /s/ STEVEN R. KINGMA                   Vice President, Chief Financial Officer,
---------------------------------------------    Secretary and Treasurer (Principal Financial
              Steven R. Kingma                              and Accounting Officer)

           /s/ KIMBERLY L. EIRING                             Director of Finance
---------------------------------------------
             Kimberly L. Eiring

            /s/ TIMOTHY C. POTTS                                   Director
---------------------------------------------
              Timothy C. Potts

         /s/ WILLIAM D. RUCKELSHAUS                                Director
---------------------------------------------
           William D. Ruckelshaus

             /s/ PAUL S. SHIPMAN                                   Director
---------------------------------------------
               Paul S. Shipman

            /s/ WALTER F. WALKER                                   Director
---------------------------------------------
              Walter F. Walker

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      ----------------------------------------------------
     3.1*       Form of Amended and Restated Articles of
                Incorporation currently in effect...................
     3.2*       Bylaws of the registrant currently in effect........
    10.1*       Stock Purchase Agreement, dated as of March 14,
                1995, among Gargoyles and certain other parties.....
    10.2*       Indemnity Agreement, dated as of March 22, 1995, by
                Gargoyles, Inc. in favor of Trillium Corporation....
    10.3*       Amended and Restated Promissory Note, dated as of
                March 17, 1995, made by Gargoyles, Inc. to Dennis
                Burns (the "Founder")...............................
    10.4*       Guaranty, dated March 17, 1995, by Conquest Sports,
                Inc. (formerly Pro-Tec, Inc.) for the benefit of the
                Founder.............................................
    10.5*       Guaranty by Gargoyles, Inc. for the benefit of the
                Founder.............................................
    10.6*       Nondisclosure, Noncompetition and Indemnity
                Agreement, dated as of March 22, 1995, among
                Gargoyles, Inc., Conquest Sports, Inc., Antone
                Manufacturing, Inc. and the Founder.................
    10.7*       Stock Purchase Agreement, dated as of January 25,
                1996, among Gargoyles, Inc., H.S.C., Inc., Douglas
                B. Hauff, H.S.I., a California corporation, dba
                Hobie Sunglasses and the Sellers listed therein.....
    10.8*       Industrial Real Estate Lease (Multi-Tenant Facility)
                dated October 12, 1995, between Gargoyles, Inc. and
                Cascade Investors...................................
    10.9*       Industrial Real Estate Lease (Single Tenant
                Facility) dated December 16, 1993, between
                Gargoyles, Inc. and DB&D Partnership................
    10.10*      Lease Amendment dated as of March 17, 1995, between
                Gargoyles, Inc. and DB&D Partnership................
    10.11*      Gargoyles, Inc. Common Stock Purchase Warrant, dated
                January 1996, between Gargoyles, Inc. and Wally
                Walker..............................................
    10.12*      Amended and Restated Option Agreement, dated as of
                March 17, 1995, among Gargoyles, Inc., the Founder
                and Douglas B. Hauff................................
    10.13*      Assignment and Assumption of Amended and Restated
                Option Agreement, dated as of March 22, 1995,
                between the Founder and the Investors listed
                therein.............................................
    10.14*      Option Agreement dated as of March 22, 1995, between
                Douglas Hauff and the Investors listed therein......
    10.15+*     License Agreement between Gargoyles, Inc. and Dale
                Earnhardt...........................................
    10.16+*     License Agreement dated as of October 1995, as
                amended as of October 18, 1995, between Gargoyles,
                Inc. and Ken Griffey, Jr. ..........................
    10.17*      Employment Agreement, dated as of March 22, 1995,
                between Gargoyles, Inc. and Douglas B. Hauff........

    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      ----------------------------------------------------
    10.18*      Employment Agreement, dated as of March 22, 1995,
                between Gargoyles, Inc. and Steven R. Kingma........
    10.19*      Employment Agreement, dated as of March 22, 1995,
                between Gargoyles, Inc. and David W. Jobe...........
    10.20*      Employment Agreement, dated as of November 1, 1995,
                between Gargoyles, Inc. and G. Travis Worth.........
    10.21*      Form of Indemnity Agreement between Gargoyles, Inc.
                and each of its directors...........................
    10.22*      1995 Stock Incentive Compensation Plan..............
    10.23*      Guaranty, dated as of March 7, 1995, by Gargoyles,
                Inc. to and for the benefit of Trillium
                Corporation.........................................
    10.24*      Retail License Agreement, dated August 7, 1995,
                between Warner Bros. Division of Time Warner
                Entertainment Company L.P. and Gargoyles, Inc., as
                amended.............................................
    10.25*      Amended and Restated Agreement Regarding Claim
                Rights, dated July 3, 1996, by and between the
                Founder, Gargoyles, Inc. and Conquest Sports,
                Inc. ...............................................
    10.26+*     Ratification of Settlement Agreement and General
                Release, dated August 27, 1996......................
    10.27+*     Trademark License Agreement dated as of April 12,
                1995................................................
    10.28*      Agreement for Purchase of Common Stock, dated as of
                May 17, 1996, among Gargoyles, Inc., The Timberland
                Company, Douglas W. Lauer and the kindling company
                (formerly The D.W. Lauer Company)...................
    10.29*      Promissory Note, dated May 17, 1996, made by
                Gargoyles, Inc. to the kindling company.............
    10.30*      Contingent Demand Note, dated May 17, 1996, made by
                Gargoyles, Inc. to the kindling company.............
    10.31*      Employment Agreement effective as of May 17, 1996,
                between Douglas W. Lauer and the kindling company...
    10.32*      Investor Rights Agreement, dated as of May 17, 1996,
                among The D.W. Lauer Company, Douglas W. Lauer,
                Gargoyles, Inc. and The Timberland Company..........
    10.33+*     License Agreement, dated as of May 17, 1996, among
                The Timberland Company, Gargoyles, Inc. and the
                kindling company....................................
    10.34*      Incentive Pool Agreement, effective as of May 17,
                1996, between Gargoyles, Inc. and Douglas W.
                Lauer...............................................
    10.35*      License Agreement, effective January 1, 1989 between
                Hobie Designs, Inc. and H.S.I. .....................
    10.36+*     License Agreement dated as of June 1996, between
                Scottie Pippen and Gargoyles, Inc. .................
    10.37+*     License Agreement dated as of May 31, 1996 among
                Ixela, Inc., Alexi Lalas and Gargoyles, Inc. .......
    10.38**     Credit Agreement dated October 2, 1996, between U.S.
                Bank of Washington, National Association and
                Gargoyles, Inc. ....................................

    EXHIBIT
    NUMBER                          DESCRIPTION
    ------      ----------------------------------------------------
    10.39**     First Amendment to Option Agreement dated June 28,
                1996 between Douglas B. Hauff, Gargoyles and certain
                shareholders of Gargoyles...........................
    10.40**     Second Amendment to Option Agreement dated June 28,
                1996 between Gargoyles, Dennis Burns and Douglas B.
                Hauff...............................................
    10.41**     Indemnity Agreement dated September 26, 1996 by
                Trillium Corporation and Douglas B. Hauff in favor
                of Gargoyles........................................
    10.42***    Agreement, dated January 9, 1997, between Gargoyles
                and International Speedway Corporation..............
    10.43+***   Product Development and Licensing Agreement dated
                January 1, 1997, between Gargoyles and Golden Bear
                Golf, Inc. .........................................
    10.44***    Registration Rights Agreement dated February 20,
                1997, between Gargoyles and Douglas B. Hauff........
    10.45***    Registration Rights Agreement dated February 20,
                1997, between Gargoyles and Trillium Investors II...
    11.1***     Computation of Earnings (Loss) Per Share............
    21.1*       Subsidiaries of the registrant......................
    23.1***     Consent of Ernst & Young LLP, Independent
                Accountants.........................................
    27.1***     Financial Data Schedule.............................

---------------

  + Confidential Treatment Requested

  * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-07573).

 ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996.

*** Filed herewith