Form 10-Q
period 1997-03-31
GARGOYLES INC
filed 1997-05-15
CIK 1016278

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

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


                             5866 SOUTH 194TH STREET
                             KENT, WASHINGTON 98032
                                 (253) 872-6100
   (Address and telephone number of registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X          No
                               ----------         ---------


As of March 31, 1997 there were 7,420,683 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

================================================================================

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q

                                                                                                           PAGE(S)
                                                                                                           -------
                         PART I - FINANCIAL INFORMATION

Item 1:        Financial Statements  (Unaudited)

               Consolidated Balance Sheets.................................................................   1

               Consolidated Statements of Operations ......................................................   2

               Consolidated Statements of Cash Flows.......................................................   3

                           Notes to Consolidated Financial Statements .....................................   4


Item 2:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................   6


                         PART II - OTHER INFORMATION

Item 3:        Legal Proceedings..........................................................................   10

Item 6:        Exhibits and Reports on Form 8-K...........................................................   10

                                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                          MARCH 31,             DECEMBER 31,
                                                                            1997                    1996
                                                                        ------------           ------------
ASSETS                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $      1,100           $  4,382,048
  Trade receivables, less allowances for doubtful
    accounts of $192,559 and $172,600                                     12,516,578              8,897,879
  Inventories                                                              9,238,919              5,881,884
  Trade credits                                                              217,253                624,295
  Other current assets and prepaid expenses                                5,216,148              1,542,802
                                                                        ------------           ------------
Total current assets                                                      27,189,998             21,328,908
Property and equipment, net                                                3,382,454              2,811,935
Intangibles, net                                                           2,902,721              2,961,110
Other assets                                                                 276,979                160,262
                                                                        ------------           ------------
Total assets                                                            $ 33,752,152           $ 27,262,215
                                                                        ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  4,351,668           $  3,380,895
  Accrued expenses and other current liabilities                           3,041,697              2,347,738
                                                                        ------------           ------------
Total current liabilities                                                  7,393,365              5,728,633
                                                                        ------------           ------------
Note payable to bank                                                       4,482,118                     --
                                                                        ------------           ------------
Deferred license income                                                      270,000                360,000
                                                                        ------------           ------------
Minority interest                                                            271,923                270,198
                                                                        ------------           ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, authorized shares --
     10,000,000, none issued                                                      --                     --
  Common stock, no par value, authorized shares --
     40,000,000, issued and outstanding --
     7,420,683 and 7,419,008                                              25,649,405             25,643,576
  Retained earnings (deficit)                                             (4,314,659)            (4,740,192)
                                                                        ------------           ------------
Total shareholders' equity                                                21,334,746             20,903,384
                                                                        ------------           ------------

Total liabilities and shareholders' equity                              $ 33,752,152           $ 27,262,215
                                                                        ============           ============



                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------
                                                  1997                   1996
                                              -----------             -----------
Net sales                                     $ 8,198,266             $ 6,994,293

Cost of sales                                   3,081,997               2,865,395
                                              -----------             -----------

Gross profit                                    5,116,269               4,128,898

License income                                    110,000                 160,946
                                              -----------             -----------

                                                5,226,269               4,289,844
                                              -----------             -----------

Operating expenses:
     Sales and marketing                        2,789,205               2,367,583
     General and administrative                 1,157,001                 968,934
     Shipping and warehousing                     409,030                 278,457
     Research and development                     365,291                 135,056
     Stock compensation                                --                  24,500
                                              -----------             -----------

Total operating expenses                        4,720,527               3,774,530
                                              -----------             -----------

Income from operations                            505,742                 515,314
                                              -----------             -----------

Other income (expense):
     Interest, net                                 26,791                (529,372)
     Other                                             --                  (1,866)
                                              -----------             -----------
Total other income (expense)                       26,791                (531,238)
                                              -----------             -----------

Income (loss) before income taxes                 532,533                 (15,924)

Income tax provision                              107,000                      --
                                              -----------             -----------

Net income (loss)                             $   425,533             $   (15,924)
                                              ===========             ===========

Net income (loss) per share                   $      0.06             $     (0.00)
                                              ===========             ===========


Weighted average common shares                  7,682,882               5,709,714
                                              ===========             ===========



                             See accompanying notes.

                                   GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            1997             1996
                                                                        -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                       $   425,533      $   (15,924)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation                                                            222,829           88,039
    Amortization                                                             58,389           15,395
    Stock compensation                                                           --           24,500
    Deferred license income                                                 (90,000)         (45,000)
    Minority interest                                                         1,725               --
    Changes in assets and liabilities, net of effects from purchase of Hobie in 1996:
           Accounts receivable                                           (3,618,699)      (4,007,275)
           Inventories                                                   (3,357,035)         305,622
           Other current assets and other assets                         (3,383,021)        (401,610)
           Accounts payable, accrued expenses and other
                current liabilities                                       1,664,732          542,822
                                                                        -----------      -----------
Net cash used in operating activities                                    (8,075,547)      (3,493,431)
                                                                        -----------      -----------

INVESTING ACTIVITIES
Acquisition of property and equipment                                      (793,348)        (157,414)
Purchase of Hobie                                                                --       (3,974,900)
                                                                        -----------      -----------
Net cash used in investing activities                                      (793,348)      (4,132,314)
                                                                        -----------      -----------

FINANCING ACTIVITIES
Net proceeds (repayment) from issuance of note payable to bank
    and long-term debt                                                    4,482,118        7,865,196
Principal payments on long-term debt                                             --         (295,401)
Proceeds from warrant issuance                                                   --           56,000
Proceeds from stock issuance                                                  5,829               --
                                                                        -----------      -----------
Net cash provided by financing activities                                 4,487,947        7,625,795
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                     (4,380,948)              50

Cash and cash equivalents, beginning of period                            4,382,048              900
                                                                        -----------      -----------
Cash and cash equivalents, end of period                                $     1,100      $       950
                                                                        ===========      ===========

                            See accompanying notes.

                                 GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at March 31, 1997 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

         The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.


2.  INVENTORIES

         Inventories consist of the following:

                                March 31,         December 31,
                                  1997                1996
                               ----------         ----------
Raw materials                  $7,859,053         $4,503,054
Finished goods                  1,379,866          1,378,830
                               ----------         ----------
                               $9,238,919         $5,881,884
                               ==========         ==========


3.  COMMITMENTS AND CONTINGENCIES

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


4.  GOLDEN BEAR LICENSING AGREEMENT

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


5.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not material for the quarters ended March 31, 1997 and March 31, 1996, respectively.


6.  INCOME TAXES

    The Company recorded no income tax benefit relating to the net loss for the three months ended March 31, 1996, since a future benefit was not assured. In 1997, the difference from the federal statutory income tax rate of 34% resulted from a decrease in the reserve against certain tax assets.


7.  SUBSEQUENT EVENTS

Credit Facility
         Effective April 7, 1997, the Company negotiated an amended Credit Facility with a bank (the "Credit Facility") consisting of (i) a revolving $15.0 million operating facility for general short-term corporate purposes, (ii) a $5.0 million fixed asset term loan and (iii) an $11.0 million acquisition term loan. The Credit Facility is secured by the assets of the Company and its subsidiaries. The Credit Facility expires on June 30, 1999. Notes issued under the fixed asset term loan have a five-year payment term.

Acquisition of Sungold
         On April 11, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Sungold Enterprises, LTD., a New York corporation ("Sungold"). The acquisition will be accounted for using the purchase method of accounting from the date of acquisition. Accordingly, the allocation of the purchase price of $10,970,000 will be based on the fair value of the assets acquired and liabilities assumed. Sungold manufactures two principal lines of premium sunglasses, Stussy EyeGear, a young men's fashion brand licensed to Sungold by Stussy, Inc., a leading designer of streetwear apparel and accessories featuring styles that reflect everything from easy California living to the grit of inner city culture, and Anarchy Eyewear, a cutting-edge brand popular with alternative sports enthusiasts age 15 to 25. Stussy EyeGear offers a number of products which are sold at suggested retail prices ranging from $60 to $120. Anarchy Eyewear offers styles which reflect the brand's "Altercation with the Norm" tag line and are sold at suggested retail prices ranging from $40 to $70.

Acquisition of Private Eyes
         The Company has reached a preliminary agreement to acquire the assets of The Private Eyes Sunglass Corporation, a Massachusetts corporation ("Private Eyes"). The transaction is subject to several conditions to closing. If all closing conditions are satisfied, the purchase transaction is expected to close late in the second quarter of 1997. Private Eyes is the licensee for Ellen Tracy eyewear which features a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion-forward. The collection reflects the professional, self-assured and feminine look associated with the highly successful Ellen Tracy line of women's clothing. Private Eyes is also the North American distributor for Emmanuelle Khanh Paris Eyewear and a manufacturer of its own high-quality line of prescription frames and eyewear accessories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those discussed in the section of the Company's 1996 Annual Report on Form 10-K entitled "Business--Factors Affecting Future Results and Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

GENERAL

         Gargoyles, Inc., under its Gargoyles Performance Eyewear brand, designs, manufactures and markets a broad line of performance sunglasses that combine innovative styling with its patented dual lens toric curve technology. The Company also designs, manufactures and markets the Hobie sunglass line, a leading line of polarized sunglasses under license from Hobie Designs, Inc. In the first quarter of 1997, the Company introduced the Timberland line, a line of outdoor lifestyle-oriented sunglasses under license from the Timberland Company. In addition, early in the second quarter of 1997, the Company completed its acquisition of Sungold Eyewear, which manufactures the Stussy and Anarchy sunglass lines. The Company also offers a popular line of protective eyewear focused primarily on the medical and dental market segments.

RESULTS OF OPERATIONS

         The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                     Three Months Ended
                                          March 31,
                                     -------------------
                                      1997         1996
                                     -------      ------
Net sales ..................          100.0%       100.0%
Cost of sales ..............           37.6         41.0
                                      -----        -----
Gross profit ...............           62.4         59.0
License income .............            1.4          2.3
Operating expenses:
  Sales and marketing ......           34.0         33.9
  General and administrative           14.1         13.8
  Shipping and warehousing .            5.0          4.0
  Research and development .            4.5          1.9
  Stock compensation .......              -          0.3
                                      -----        -----
    Total operating expenses           57.6         53.9
                                      -----        -----
Income from operations .....            6.2%         7.4%
                                      =====        =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net sales. Net sales increased to $8.2 million for the quarter ended March 31, 1997 from $7.0 million for the quarter ended March 31, 1996. This increase was primarily the result of (i) new product introductions in the Gargoyles and Hobie lines and (ii) sales of Timberland eyewear, introduced in March 1997.

         Gross profit. Gross profit increased to $5.1 million for the quarter ended March 31, 1997 from $4.1 million for the quarter ended March 31, 1996. Gross margin increased to 62.4% in the 1997 quarter from 59.0% in the 1996 quarter. The increase in gross margin in 1997 was attributable, in part, to achieving cost efficiencies in the production process and improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts. The Company's sales to Sunglass Hut decreased to approximately 27% of the Company's net sales in the 1997 quarter from 41% in the 1996 quarter.

         License income. License income decreased to $110,000 for the quarter ended March 31, 1997 from $161,000 for the quarter ended March 31, 1996. This decrease is the result of a decline in license related product sales.

         Operating expenses. Operating expenses increased to $4.7 million for the quarter ended March 31, 1997 from $3.8 million for the quarter ended March 31, 1996. As a percentage of net sales, operating expenses increased to 57.6% in the 1997 quarter from 53.9% in the 1996 quarter. Sales and marketing expenses increased $422,000 in the 1997 quarter, primarily as a result of increased marketing expenditures. As a percentage of net sales, sales and marketing expenses remained consistent at approximately 34% in the first quarters of 1997 and 1996. General and administrative expenses increased $188,000 in the 1997 quarter, as the Company continued to add personnel and the infrastructure necessary to support its growth. As a percentage of net sales, general and administrative expenses remained consistent at approximately 14% in the first quarters of 1997 and 1996. Shipping and warehousing expenses increased $131,000 in the 1997 quarter, primarily as a result of increased net sales and the addition of the infrastructure necessary to support the Company's growth. As a percentage of net sales, shipping and warehousing expenses increased to 5% in the 1997 quarter from 4% in the 1996 quarter. Research and development expenses increased $230,000 in the 1997 quarter, primarily as a result of expanding the Gargoyles and Hobie lines and in anticipation of the launch of Timberland products in March 1997. As a percentage of net sales, research and development expenses increased to 4.5% in the first quarter of 1997 from 1.9% in the first quarter of 1996.

         Income from operations. The Company's income from operations decreased to $506,000 for the quarter ended March 31, 1997 from $515,000 for the quarter ended March 31, 1996. As a percentage of net sales, income from operations decreased to 6.2% in the first quarter of 1997 from 7.4% in the first quarter of 1996. This decrease was the result of the Company's increased operating expenses, which was only partially offset by net sales growth and gross margin improvement.

         Interest income (expense). Net interest income improved to $27,000 for the quarter ended March 31, 1997 from interest expense of ($529,000) for the quarter ended March 31, 1996. This improvement resulted from the Company's use of the net proceeds from its initial public offering in October 1996 to pay off outstanding debt during the fourth quarter of 1996 and its investment of the remaining cash balances.

         Income tax provision. The Company's income tax provision was $107,000 for the quarter ended March 31, 1997 compared to an income tax benefit of zero for the quarter ended March 31, 1996. Differences from the federal statutory income tax rate of 34% resulted in 1997 from decreases in the reserve against certain tax assets and in 1996 from increases in the reserve against certain tax assets.

         Net income. As a result of the items discussed above, the Company's net income was $426,000 or $.06 per share for the quarter ended March 31, 1997 compared to a net loss of ($16,000) or ($.00) per share for the quarter ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has relied primarily on cash from operations and borrowings to finance its operations. Cash used in the Company's operating activities, primarily to fund the growth in accounts receivable and inventories, totaled $8.1 million and $3.5 million for the quarters ended March 31, 1997 and 1996, respectively. Cash used in the Company's investing activities, primarily to fund capital expenditures, and in 1996 to fund the Hobie Acquisition, totaled $793,000 and $4.1 million for the quarters ended March 31, 1997 and 1996, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt totaled $4.5 million and $7.6 million for the quarters ended March 31, 1997 and 1996, respectively. As of March 31, 1997, the Company had working capital of $19.8 million.

         Effective April 7, 1997, the Company negotiated an amended credit facility with a bank (the "Credit Facility") consisting of (i) a revolving $15.0 million operating facility for general short-term corporate purposes, (ii) a $5.0 million fixed asset term loan and (iii) an $11.0 million acquisition term loan. The Credit Facility is secured by the assets of the Company and its subsidiaries. The Credit Facility expires on June 30, 1999. Notes issued under the fixed asset term loan have a five-year payment term.

         The Company regularly evaluates acquisitions, investments and other business opportunities and the cash expenditures related to such activities and to unanticipated expenses which could create a need for additional financing. There can be no assurance, however, that if required such financing would be available on acceptable terms or at all.

         The Company's capital expenditures traditionally have included optical molds and production and office equipment. Expenditures for the three months ended March 31, 1997 totaled $793,000. The Company expects total capital expenditures for 1997 to approximate $1.6 million. See "Forward-Looking Statements."

         The Company presently believes that cash flow from operations and available borrowings under its Credit Facility will be sufficient to meet its operating needs and capital expenditures for the foreseeable future. See "Forward-Looking Statements."

SEASONALITY

         The following table sets forth certain unaudited quarterly data for the periods shown:

                      1997 Quarter Ended                  1996 Quarter Ended
                         (in millions)                       (in millions)
                      ------------------    --------------------------------------------------
                           March 31         March 31    June 30    September 30    December 31
                          ---------         --------    -------    ------------    -----------
Net sales..........         $8.2              $7.0      $10.6          $8.9            6.6
Gross profit......           5.1               4.1        6.1           5.2            4.0

         The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the first and fourth quarters, when net sales have historically been lower. The Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. To date, this increase in accounts receivable has not had a significant effect on the Company's liquidity due to the Company's ability to borrow against these receivables under its credit facilities. There can, however, be no assurance that this will continue to be the case. See "Forward-Looking Statements." The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Forward-Looking Statements."

                           PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

         The Company advanced funds to Axcent Sports, Inc. ("Axcent"), a corporation of record in the state of Washington, which had operations in Boulder, Colorado, that distributed bicycling products produced by adidas America, Inc. ("Adidas"). On February 24, 1997, Adidas filed a lawsuit in the United States District Court for the District of Oregon under Case Number CV-P7-239-JE. In this lawsuit, Adidas claims $603,905 plus prejudgment interest and incidental damages against the Company, Axcent, and Conquest for product shipped to Axcent by Adidas and for product ordered by Axcent and held in Adidas warehouse facilities. Adidas claims that the Company is liable to it on the theory that Axcent was a division of the Company. Adidas also asserts claims against the Company based on piercing of the corporate form of Axcent and based on promoter liability, alleging that the Company failed to adequately capitalize and/or incorporate Axcent. The Company denies the allegations of Adidas and intends to defend vigorously the claims of Adidas against the Company. Trillium Corporation ("Trillium") and the Company's President, Douglas B. Hauff, jointly and severally and on an unlimited basis, have agreed to indemnify, defend and hold harmless the Company from and against all losses, liabilities, deficiencies, claims and expenses (including but not limited to, costs of defense and reasonable attorneys' fees) incurred by the Company arising from the lawsuit. The Company has tendered defense of the Adidas lawsuit to Trillium and Mr. Hauff, and they have accepted such defense. The parties have reached a settlement of this matter and are currently drafting settlement documents. The Company believes that the settlement and ultimate resolution of this matter will not result in a charge to the Company in excess of amounts reserved. See "Forward-Looking Statements."

         In March 1997, the Company terminated an employee, and at the time of termination, the Company offered the employee a severance package. The employee has rejected the severance package and has proposed an alternative severance package totaling $850,000, alleging, among other things, wrongful termination, and discrimination in violation of applicable law. The employee has not yet, however, filed suit against the Company. The Company has retained counsel to investigate the allegations and intends to defend vigorously the employee's claim. Although this matter is in its early stages and the Company's investigation is not complete, the Company presently believes the employee's damage claim is excessive and is not supported by the facts and circumstances of the employee's employment and termination. The Company believes that the ultimate resolution of the matter will not have a material adverse effect on its results of operations or financial position. See "Forward-Looking Statements."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit 10.1      First Amended and Restated Credit Agreement dated April
                  7, 1997, between U.S. Bank of Washington, National Association, and Gargoyles, Inc.
Exhibit 11.1      Computation of Earnings Per Share
Exhibit 27.1      Financial Data Schedule


(B)  REPORTS ON FORM 8-K
         No reports have been filed during the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Gargoyles, Inc.
                                     (Registrant)



May 15, 1997                                     /s/ Steven R. Kingma
                                     ------------------------------------------
                                                   Steven R. Kingma
                                       Vice-President, Chief Financial Officer
                                               Secretary and Treasurer

                                EXHIBIT INDEX

Exhibit No.
-----------

   10.1 First Amended and Restated Credit Agreement dated April 7, 1997, between U.S. Bank of Washington, National Association, and Gargoyles, Inc.

   11.1          Computation of Earnings Per Share

   27.1          Financial Data Schedule