Form 10-Q
period 1997-06-30
GARGOYLES INC
filed 1997-08-14
CIK 1016278

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from          to
                                             --------   ----------
                         Commission file number 0-21335


                                 GARGOYLES, INC.
             (Exact name of registrant as specified in its charter)


        Washington                                   91-1247269
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

                                    Yes  X  No
                                       -----  -----


As of June 30, 1997 there were 7,428,215 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


--------------------------------------------------------------------------------

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q


                                                                                                               PAGE(S)
                                                PART 1 - FINANCIAL INFORMATION
ITEM 1:               FINANCIAL STATEMENTS (UNAUDITED)
                        CONSOLIDATED BALANCE SHEETS.....................................................          1

                        CONSOLIDATED STATEMENTS OF OPERATIONS...........................................          2

                        CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................          3

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................          4

ITEM 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS...........................................          7

                                                 PART II - OTHER INFORMATION

ITEM 3:               LEGAL PROCEEDINGS.................................................................          12

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................          13

ITEM 6:               EXHIBITS AND REPORTS ON FORM 8-K..................................................          13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,     December 31,
                                                               1997          1996
                                                           ------------   ------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $    390,432   $  4,382,048
  Trade receivables, less allowances for doubtful
    accounts of $359,105 and $172,600                        19,464,173      8,897,879
  Inventories                                                14,486,420      5,881,884
  Trade credits                                                 305,900        624,295
  Other current assets and prepaid expenses                   5,754,505      1,542,802
                                                           ------------   ------------
Total current assets                                         40,401,430     21,328,908
Property and equipment, net                                   3,752,052      2,811,935
Intangibles, net                                             20,103,499      2,961,110
Other assets                                                    447,709        160,262
                                                           ============   ============
Total assets                                               $ 64,704,690   $ 27,262,215
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  8,841,717   $  3,380,895
  Accrued expenses and other current liabilities              5,581,870      2,347,738
  Current maturities of long-term debt                        3,480,000           --
                                                           ------------   ------------
Total current liabilities                                    17,903,587      5,728,633
                                                           ------------   ------------
Long-term debt                                               23,737,606            --
                                                           ------------   ------------
Deferred license income                                         180,000        360,000
                                                           ------------   ------------
Minority interest                                               235,070        270,198
                                                           ------------   ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, authorized shares --
     10,000,000, none issued                                       --              --
  Common stock, no par value, authorized shares --
     40,000,000, issued and outstanding --
     7,428,215 and 7,419,008                                 25,678,711     25,643,576
  Retained earnings (deficit)                                (3,030,284)    (4,740,192)
                                                           ------------   ------------
Total shareholders' equity                                   22,648,427     20,903,384
                                                           ------------   ------------

Total liabilities and shareholders' equity                 $ 64,704,690   $ 27,262,215
                                                           ============   ============


                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Quarter Ended               Six Months Ended
                                                June 30,                     June 30,
                                      ---------------------------   ---------------------------
                                          1997           1996          1997           1996
                                      ------------   ------------   ------------   ------------
Net sales                             $ 16,334,074   $ 10,632,523   $ 24,532,340   $ 17,626,816

Cost of sales                            6,008,470      4,520,790      9,090,467      7,386,185
                                      ------------   ------------   ------------   ------------

Gross profit                            10,325,604      6,111,733     15,441,873     10,240,631

License income                             221,736        132,663        331,736        293,609
                                      ------------   ------------   ------------   ------------

                                        10,547,340      6,244,396     15,773,609     10,534,240
                                      ------------   ------------   ------------   ------------

Operating expenses:
          Sales and marketing            5,396,833      2,617,767      8,186,038      4,985,350
          General and administrative     1,600,820      1,108,618      2,757,821      2,077,552
          Shipping and warehousing       1,045,387        792,181      1,454,417      1,070,638
          Research and development         398,865        197,602        764,156        332,658
          Stock compensation                   --       3,503,640            --       3,528,140
                                      ------------   ------------   ------------   ------------

Total operating expenses                 8,441,905      8,219,808     13,162,432     11,994,338
                                      ------------   ------------   ------------   ------------

Income (loss) from operations            2,105,435     (1,975,412)     2,611,177     (1,460,098)
                                      ------------   ------------   ------------   ------------

Other income (expense):
          Interest, net                   (500,060)      (631,747)      (473,269)    (1,161,119)
          Other                                --           2,148             --            282
                                      ------------   ------------   ------------   ------------
Total other income (expense)              (500,060)      (629,599)      (473,269)    (1,160,837)
                                      ------------   ------------   ------------   ------------

Income (loss) before income taxes        1,605,375     (2,605,011)     2,137,908     (2,620,935)

Income tax provision                       321,000            --         428,000            --
                                      ------------   ------------   ------------   ------------

Net income (loss)                     $  1,284,375   ($ 2,605,011)  $  1,709,908   ($ 2,620,935)
                                      ============   ============   ============   ============

Net income (loss) per share           $       0.17   ($      0.46)  $       0.22   ($      0.46)
                                      ============   ============   ============   ============

Weighted average common
          shares                         7,689,283      5,712,078      7,686,083      5,710,896
                                      ============   ============   ============   ============


                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                    1997          1996
                                                                                ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                               $  1,709,908   ($ 2,620,935)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation                                                                     466,080        208,306
    Amortization                                                                     195,158         57,346
    Deferred license income                                                         (180,000)       (90,000)
    Minority interest                                                                (35,128)             -
    Stock compensation                                                                     -      3,528,140
    Changes in assets and liabilities net of effects from purchase of Sungold,
        Private Eyes and Hobie:
           Accounts receivable                                                    (7,311,915)    (4,961,364)
           Inventories                                                            (5,541,620)       123,531
           Other current assets and other assets                                  (3,501,258)      (773,193)
           Accounts payable, accrued expenses and other
                current liabilities                                                3,803,933      1,871,189
                                                                                ------------   ------------
Net cash used in operating activities                                            (10,394,842)    (2,656,980)
                                                                                ------------   ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                             (1,163,376)      (398,450)
Purchase of Sungold                                                              (11,771,497)             -
Purchase of Private Eyes                                                          (7,914,642)             -
Purchase of Hobie                                                                          -     (3,974,900)
                                                                                ------------   ------------
Net cash used in investing activities                                            (20,849,515)    (4,373,350)
                                                                                ------------   ------------

FINANCING ACTIVITIES
Net proceeds  from issuance of long-term debt                                     14,620,000      5,260,000
Principal payments on long-term debt                                                 (60,833)      (386,332)
Net proceeds  under revolving line of credit                                      12,658,439      2,123,142
Proceeds from stock issuance                                                          35,135              -
Proceeds from warrant issuance                                                             -         56,000
                                                                                ------------   ------------
Net cash provided by financing activities                                         27,252,741      7,052,810
                                                                                ------------   ------------

Net increase (decrease) in cash and cash equivalents                              (3,991,616)        22,480

Cash and cash equivalents, beginning of period                                     4,382,048            900
                                                                                ------------   ------------

Cash and cash equivalents, end of period                                        $    390,432   $     23,380
                                                                                ============   ============


                             See accompanying notes.

                                 GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

           The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly their consolidated financial position at June 30, 1997 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

           The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

2.  INVENTORIES

           Inventories consist of the following:


                                                                         June 30,    December 31,
                                                                           1997         1996
                                                                        -----------  -----------
Raw materials........................................................   $ 6,148,561  $ 4,503,054

Finished goods .......................................................    8,337,859    1,378,830
                                                                        -----------  -----------
                                                                        $14,486,420  $ 5,881,884
                                                                        ===========  ===========

3.  ACQUISITION OF SUNGOLD

           On April 11, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Sungold Enterprises, LTD., a New York corporation ("Sungold"). Sungold manufactured two principal lines of premium sunglasses, Stussy EyeGear, a young men's fashion brand licensed to Sungold by Stussy, Inc., a leading designer of streetwear apparel and accessories, and Anarchy Eyewear, a cutting-edge brand popular with alternative sports enthusiasts age 15 to 25.

           The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price of $10,970,000 was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles, the most significant component of which is the Stussy license agreement, which is being amortized over the remaining 15-year license term.

           Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:


                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1997           1996
                                                               -----------  ------------
Sales..........................................................$28,793,527  $ 26,479,433
Gross profit................................................... 17,808,811    15,761,391
Net income (loss) .............................................  1,854,271    (2,238,638)
Net income (loss) per share ...................................$       .24  $       (.39)


4.  ACQUISITION OF PRIVATE EYES

           On May 14, 1997, the Company purchased substantially all the assets and assumed certain liabilities of The Private Eyes Sunglass Corporation, a Massachusetts corporation ("Private Eyes"). Private Eyes was the licensee for Ellen Tracy eyewear which features a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion-forward. Private Eyes is also the North American distributor for Emmanuelle Khanh Paris Eyewear and a manufacturer of its own high-quality line of prescription frames and eyewear accessories.

           The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price of $6,500,000 was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles, the most significant component of which is the Ellen Tracy license agreement, which is being amortized over the remaining 15-year license term.

           Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, and reflecting the pro forma effect of the Sungold acquisition, is as follows:


                                                                Six Months Ended June 30,
                                                               --------------------------
                                                                  1997           1996
                                                               ------------  ------------
Sales .........................................................$ 32,931,592  $ 31,288,896
Gross profit...................................................  20,095,356    17,890,997
Net income (loss) .............................................   1,830,539    (2,415,131)
Net income (loss) per share ...................................$        .24  $       (.42)


5.  COMMITMENTS AND CONTINGENCIES

           In January 1997, the Company entered into a three-year agreement with International Speedway Corporation to become the title sponsor of a NASCAR Busch Series race at Daytona, Florida, the Gargoyles 300. In a related agreement with CBS Television Network, the Company entered into three-year agreement for network broadcast coverage of the Gargoyles 300 race. Since that time, the Company has terminated the agreements. Termination fees associated with these agreements were $100,000 to each of International Speedway Corporation and CBS Television Network.

6.  GOLDEN BEAR LICENSING AGREEMENT

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

7.  EARNINGS PER SHARE

           In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not material for the three month and six month periods ended June 30, 1997 and 1996, respectively.

8.  INCOME TAXES

           The Company recorded no income tax benefit relating to the net loss for the three month and six month periods ended June 30, 1996, since a future benefit was not assured. In 1997, the difference from the federal statutory income tax rate of 34% resulted from a decrease in the reserve against certain tax assets.

9.  SUBSEQUENT EVENTS

Credit Agreement

           Effective July 15, 1997, the Company negotiated an amendment to its credit agreement with a bank to (1) temporarily increase the revolving loan commitment to $17 million, (2) modify the borrowing base and (3) modify certain covenants. The Company may borrow up to $17 million for the period from July 15, 1997 through December 31, 1997. At all other times during the commitment period, the revolving loan commitment may not exceed $15 million. During the commitment period, the non-revolving equipment line of credit may not exceed $4 million. The credit agreement is secured by the assets of the Company and its subsidiaries. The credit agreement expires on June 30, 1999.

Lease agreement

           In July 1997, the Company entered into a ten year lease agreement with Northwest Real Estate Carver, L.L.C., a Washington limited liability company, for office and warehouse space located in Lynnwood, Washington. The Company expects to consolidate its Washington operations into this new facility in February 1998.

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

GENERAL

           Gargoyles, Inc., under its Gargoyles Performance Eyewear brand, designs, manufactures and markets a broad line of performance sunglasses that combine innovative styling with its patented dual lens toric curve technology. The Company also designs, manufactures and markets the Hobie sunglass line, a leading line of polarized sunglasses under license from Hobie Designs, Inc. In the first quarter 1997, the Company introduced the Timberland line, a line of outdoor lifestyle-oriented sunglasses under license from the Timberland Company. In addition, early in the second quarter of 1997, the Company completed its acquisition of Sungold and Private Eyes. Sungold manufactures the Stussy and Anarchy sunglass lines and Private Eyes manufactures the Ellen Tracy sunglass line.

RESULTS OF OPERATIONS

           The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:


                                  Three Months     Six Months
                                     Ended           Ended
                                    June 30,        June 30,
                                 -------------    -------------
                                  1997   1996     1997    1996
                                 -----   -----    -----   -----
Net sales ...................    100.0%  100.0%   100.0%  100.0%

Cost of sales ...............     36.8    42.5     37.1    41.9
                                 -----   -----    -----   -----
Gross profit ................     63.2    57.5     62.9    58.1
License income ..............      1.4     1.2      1.4     1.7
Operating expenses:
  Sales and marketing .......     33.0    24.6     33.4    28.3
  General and administrative       9.8    10.4     11.2    11.8
  Shipping and warehousing ..      6.4     7.5      6.0     6.0
  Research and development ..      2.4     1.9      3.1     1.9
  Stock compensation ........       --    33.0       --    20.0
                                 -----   -----    -----   -----
    Total operating expenses      51.6    77.4     53.7    68.0
                                 -----   -----    -----   -----
Income (loss) from operations     13.0%  (18.7%)   10.6%   (8.2%)
                                 =====   =====    =====   =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

           Net sales. Net sales increased to $16.3 million for the quarter ended June 30, 1997 from $10.6 million for the quarter ended June 30, 1996. This increase was primarily the result of (i) increased sales to retail channels other than sunglass specialty (ii) sales of Timberland eyewear, introduced in March 1997 and (iii) sales from the Company's Sungold and Private Eyes acquisition in the 1997 second quarter. Sales from these new brands totaled $6.3 million. These increases were partially offset by significantly lower sales to Sunglass Hut, the Company's largest customer.

           Gross profit. Gross profit increased to $10.3 million for the quarter ended June 30, 1997 from $6.1 million for the quarter ended June 30, 1996. Gross margin increased to 63.2% in the 1997 quarter from 57.5% in the 1996 quarter. The increase in gross margin in 1997 was attributable, in part, to achieving cost efficiencies in the production process and improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts. The Company's sales to Sunglass Hut decreased to approximately 19% of the Company's net sales in the 1997 quarter from 34% in the 1996 quarter.

           License income. License income increased to $222,000 for the quarter ended June 30, 1997 from $133,000 for the quarter ended June 30, 1996. This increase was the result of an increase in the sales of licensed product.

           Operating expenses. Operating expenses increased to $8.4 million for the quarter ended June 30, 1997 from $8.2 million for the quarter ended June 30, 1996. As a percentage of net sales, operating expenses decreased to 51.6% in the 1997 quarter from 77.4% in the 1996 quarter. Sales and marketing expenses increased $2.8 million in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expenses increased to 33.0% in the 1997 quarter from 24.6% in the 1996 quarter. General and administrative expenses increased $492,000 in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, general and administrative expenses decreased to 9.8% in the 1997 quarter from 10.4% in the 1996 quarter. Shipping and warehousing expenses increased $253,000 in the 1997 quarter, primarily as a result of increased sales. As a percentage of net sales, shipping and warehousing expenses decreased to 6.4% in the 1997 quarter from 7.5% in the 1996 quarter. Research and development expenses increased $201,000 in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions, the expansion of the Gargoyles and Hobie lines in 1997 and new Timberland products. As a percentage of net sales, research and development expenses were 2.4% and 1.9% in the second quarters of 1997 and 1996, respectively. Operating expenses for the quarter ended June 30, 1996 included a nonrecurring, noncash stock compensation charge associated with a non-qualified stock option granted to an officer of the Company.

           Income from operations. The Company's income from operations increased to $2.1 million for the quarter ended June 30, 1997 from a loss of ($2.0) million for the quarter ended June 30, 1996. As a percentage of net sales, income from operations increased to 13.0% in the second quarter of 1997 from a loss of (18.7%) in the second quarter of 1996. Adjusted for the nonrecurring, noncash stock compensation charge in the second quarter of 1996, income from operations for the second quarter 1996 would have been $1.5 million or 14.3% of net sales.

           Interest expense. Interest expense decreased to $500,000 for the quarter ended June 30, 1997 from $632,000 for the quarter ended June 30, 1996. The decrease resulted from the Company's use of the net proceeds from its initial public offering in October 1996 to pay off outstanding debt during the fourth quarter of 1996. During the first half of 1997, the Company has borrowed $20 million to finance the acquisitions of Sungold and Private Eyes, and has borrowed $7 million to support its seasonal cash flow needs.

           Income tax provision. The Company's income tax provision was $321,000 for the quarter ended June 30, 1997 compared to an income tax benefit of zero for the quarter ended June 30, 1996. Differences from the federal statutory income tax rate of 34% resulted in 1997 from decreases in the reserve against certain tax assets and in 1996 from increases in the reserve against certain tax assets.

           Net income. As a result of the items discussed above, the Company's net income was $1.3 million or $.17 per share for the quarter ended June 30, 1997 compared to a net loss of ($2.6) million or ($.46) per share for the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

           Net sales. Net sales increased to $24.5 million for the six months ended June 30, 1997 from $17.6 million for the six months ended June 30, 1996. This increase was primarily the result of (i) increased sales to retail channels other than sunglass specialty, (ii) sales of Timberland eyewear, introduced in March 1997 (iii) and sales from the Company's Sungold and Private Eyes acquisitions in the 1997 second quarter. Sales from these new brands totaled $6.3 million. These increases were partially offset by significantly lower sales to Sunglass Hut, the Company's largest customer.

           Gross profit. Gross profit increased to $15.4 million for the six months ended June 30, 1997 from $10.2 million for the six months ended June 30, 1996. Gross margin increased to 62.9% in the 1997 period from 58.1% in the 1996 period. The increase in gross margin in 1997 was attributable, in part, to improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts. The Company's sales to Sunglass Hut decreased to approximately 19% of the Company's net sales in 1997 from 37% in 1996.

           License income. License income increased to $332,000 for the six months ended June 30, 1997 from $294,000 for the six months ended June 30, 1996. This increase was the result of an increase in the licensed related product sales.

           Operating expenses. Operating expenses increased to $13.2 million for the six months ended June 30, 1997 from $12.0 million for the six months ended June 30, 1996. As a percentage of net sales, operating expenses decreased to 53.7% in the 1997 period from 68.0% in the 1996 period. Sales and marketing expenses increased $3.2 million in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expense increased to 33.4% in the 1997 period from 28.3% in the 1996 period. General and administrative expenses increased $680,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes. As a percentage of net sales, general and administrative expenses decreased to 11.2% in the 1997 period from 11.8% in the 1996 period. Shipping and warehousing expenses increased $384,000 in the 1997 period, primarily as a result of increased sales. As a percentage of net sales, shipping and warehousing expenses remained consistent at 6.0% in the 1997 and 1996 periods. Research and development expenses increased $431,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes, expanding the Gargoyles and Hobie lines and new Timberland products. As a percentage of net sales, research and development expenses increased to 3.1% in the 1997 period from 1.9% in the 1996 period. Stock compensation expense for the period ended June 30, 1996 included a nonrecurring, noncash stock compensation charge associated with a non-qualified stock option granted to an officer of the Company.

           Income from operations. The Company's income from operations increased to $2.6 million for the six months ended June 30, 1997 from a loss of ($1.5) million for the six months ended June 30, 1996. As a percentage of net sales, income from operations increased to 10.6% in the 1997 period from a loss of (8.2%) in the 1996 period. Adjusted for the nonrecurring, noncash stock compensation charge in the second quarter of 1996, income from operations would have been $2.1 million or 11.8% of net sales.

           Interest expense. Net interest expense decreased to $473,000 for the six months ended June 30, 1997 from $1.2 million for the six months ended June 30, 1996. The decrease resulted from the Company's use of the net proceeds from its initial public offering in October 1996 to pay off outstanding debt during the fourth quarter of 1996. During the first half of 1997, the Company has borrowed $20 million to finance the acquisitions of Sungold and Private Eyes, and has borrowed $7 million to support its seasonal cash flow needs.

           Income tax provision. The Company's income tax provision was $428,000 for the six months ended June 30, 1997 compared to an income tax benefit of zero for the six months ended June 30, 1996. Differences from the federal statutory income tax rate of 34% resulted in 1997 from decreases in the reserve against certain tax assets and in 1996 from increases in the reserve against certain tax assets.

           Net income. As a result of the items discussed above, the Company's net income was $1.7 million or $.22 per share for the six months ended June 30, 1997 compared to a net loss of ($2.6) million or ($.46) per share for the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company has relied primarily on cash from operations and borrowings to finance its operations. Cash used in the Company's operating activities, primarily to fund the growth in accounts receivable and inventories, totaled $10.4 million and $2.7 million for the six months ended June 30, 1997 and 1996, respectively. Cash used in the Company's investing activities, primarily to fund acquisitions and capital expenditures, totaled $20.8 million and $4.4 million for the six months ended June 30, 1997 and 1996, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt totaled $27.3 million and $7.1 million for the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, the Company had working capital of $22.5 million.

           Effective July 15, 1997, the Company negotiated an amendment to its credit agreement with a bank to (1) temporarily increase the revolving loan commitment to $17 million (2) modify the borrowing base and (3) modify certain covenants. The Company may borrow up to $17 million for the period from July 15, 1997 through December 31, 1997. At all other times during the commitment period, the revolving loan commitment may not exceed $15 million. During the commitment period, the non-revolving equipment line of credit may not exceed $4 million. The credit agreement, which expires on June 30, 1999, is secured by the assets of the Company and its subsidiaries.

           The Company regularly evaluates acquisitions, investments and other business opportunities and the cash expenditures related to such activities and to unanticipated expenses which could create a need for additional financing. There can be no assurance, however, that if required such financing would be available on acceptable terms or at all.

           The Company's capital expenditures traditionally have included optical molds and production and office equipment. Expenditures for the six months ended June 30, 1997, totaled $1.2 million. The Company expects total capital expenditures for 1997 to approximate $1.8 million. See "Forward-Looking Statements."

           The Company presently believes that cash flow from operations and available borrowings under its Credit Facility will be sufficient to meet its operating needs and capital expenditures for the foreseeable future. See "Forward-Looking Statements."

SEASONALITY

           The following table sets forth certain unaudited quarterly data for the periods show:


             1997 Quarter Ended          1996 Quarter Ended
                (in millions)               (in millions)
              -----------------  ----------------------------------
              Mar. 31   June 30  Mar. 31  June 30  Sept.30  Dec. 31
              --------  -------  -------  -------  -------  -------
Net sales ..  $   8.2   $  16.3  $   7.0  $  10.6  $   8.9  $   6.6
Gross profit      5.1      10.3      4.1      6.1      5.2      4.0


           The Company's net sales generally have been higher in the period from March to September, the period during which sunglass demands are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the first and fourth quarters, when net sales have historically been lower. The Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. To date, this increase in accounts receivable has not had a significant effect on the Company's liquidity due to the Company's ability to borrow against these receivables under its credit facilities. There can, however, be no assurance that this will continue to be the case. See "Forward-Looking Statements." The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Forward-Looking Statements."

                           PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

           The Company was a party to a lawsuit filed on February 24, 1997, by adidas America, Inc. ("Adidas") in the United States District Court for the District of Oregon under Case Number CV-P7-239-JE, in which Adidas claimed amounts in excess of $603,950 from the Company related to shipments of Adidas product to Axcent Sports, Inc., a corporation which distributed Adidas bicycling products from its headquarters in Boulder, Colorado. Defense of this lawsuit had been tendered by the Company to Trillium Corporation ("Trillium") and the Company's President, Douglas B. Hauff, pursuant to the terms of an indemnity agreement. The lawsuit has been settled, and a settlement agreement was executed by all parties to the litigation on July 14, 1997. Under the terms of the settlement agreement, (i) Adidas released all claims against all defendants and agreed to dismiss the lawsuit with prejudice, (ii) Trillium and Mr. Hauff, jointly and severally, agreed to pay to Adidas the sum of $200,000, and (iii) Adidas, the Company and defendant Conquest Sports, Inc. each assigned to Trillium and Mr. Hauff their rights and claims against Axcent. The resolution of this matter did not result in a charge to the Company in excess of amounts reserved.

           On July 31, 1997, Michele J. Maulden and David B. Maulden, wife and husband and their marital community, filed a lawsuit against the Company in the Superior Court of Washington, for King County under Case No. 97-2-18776-1 KNT. Ms Maulden is a former employee of the Company. In the lawsuit, Plaintiffs allege wrongful termination, intentional and negligent infliction of emotional distress and discrimination under various Washington laws and seek unspecified amounts in damages. The Company has retained counsel to investigate the allegations and intends to defend vigorously the employee's claim. Although this matter is in its early stages, the Company presently believes the employee's claims are not supported by the facts and circumstances of the employee's employment or termination. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. See "Forward-Looking Statements."

           On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 96-12344RLC, against AEARO Corp., a Delaware corporation, alleging infringement of the Company's toric curve lens patents in connection with a line of protective eyewear being manufactured and sold by AEARO. AEARO has denied the Company's allegations. The case is expected to be tried in November, 1997. The Company's protective eyewear is currently sold primarily in the health-care market and has recently been introduced in the industrial market. The Company understands that AEARO's protective eyewear products are currently being sold primarily in the industrial markets and have recently been introduced in the health-care market. AEARO's protective eyewear products are currently sold at prices significantly lower than the prices for the Company's protective eyewear products. Because of AEARO's lower prices and its established distribution network, if the Company loses its lawsuit against AEARO, the Company may not be able to compete with AEARO's protective eyewear products. Net sales attributable to the Company's protective eyewear division for the six months ended June 30, 1997, were $710,872 or 2.9% of net sales for that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its annual meeting of shareholders on May 22, 1997. At the annual meeting and in accordance with the Company's Articles of Incorporation, the Company established three classes of Directors and elected six directors. The following summarizes all matters voted on at the meeting:


           Election of Directors                              For       Abstain
                                                            ---------   -------
           Class 3 Directors:  Elected to serve until
             the 2000 annual meeting

                     Erik J. Anderson                       7,071,122    16,625
                     Douglas B. Hauff                       7,071,066    16,681

           Class 2 Directors: Elected to serve until the 1999 annual meeting

                     Paul Shipman                           7,071,422    16,325
                     William D. Ruckelshaus                 7,071,422    15,325

           Class 1 Directors: Elected to serve until the 1998 annual meeting

                     Walter F. Walker                       7,071,422    16,325
                     Timothy C. Potts                       7,071,122    16,625


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS
Exhibit 10.1         Second Amended and Restated Credit Agreement dated
                     July 15, 1997, between U.S. Bank of Washington, National
                     Association, and Gargoyles, Inc.
Exhibit 10.2         Lease agreement dated July 22, 1997, between Northwest
                     Real Estate Carver, L.L.C., and Gargoyles, Inc.
Exhibit 11.1         Computation of Earnings Per Share
Exhibit 27.1         Financial Data Schedule


(B) REPORTS ON FORM 8-K

           Form 8-K with respect to the Company's acquisition of Sungold Enterprises, LTD., was filed with the Securities and Exchange Commission on April 28, 1997.

           Form 8-K with respect to the Company's acquisition of The Private Eyes Sunglass Corporation, was filed with the Securities and Exchange Commission on May 28, 1997.

           Form 8-K/A with respect to the Company's acquisition of Sungold Enterprises, LTD., was filed with the Securities and Exchange Commission on June 26, 1997.

           Form 8-K/A with respect to the Company's acquisition of The Private Eyes Sunglass Corporation, was filed with the Securities and Exchange Commission on July 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         Gargoyles, Inc.
                                        (Registrant)



August 14, 1997                                /s/ Steven R. Kingma
                                        -------------------------------------
                                                 Steven R. Kingma
                                        Vice-President, Chief Financial Officer
                                              Secretary and Treasurer

                              INDEX TO THE EXHIBITS


EXHIBITS
------------
Exhibit 10.1         Second Amended and Restated Credit Agreement dated July 15, 1997, between
                     U.S. Bank of Washington, National Association, and Gargoyles, Inc.
Exhibit 10.2         Lease agreement dated July 22, 1997, between Northwest Real Estate Carver,
                     L.L.C., and Gargoyles, Inc.
Exhibit 11.1         Computation of Earnings Per Share
Exhibit 27.1         Financial Data Schedule