Form 10-Q
period 1997-09-30
GARGOYLES INC
filed 1997-11-14
CIK 1016278

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                           Yes  [X]   No [ ]


As of September 30, 1997 there were 7,437,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.


================================================================================

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q

                                                               PAGE(S)
                         PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)

            Consolidated Balance Sheets                           1

            Consolidated Statements of Operations                 2

            Consolidated Statements of Cash Flows                 3

            Notes to Consolidated Financial Statements            4

Item 2:   Management's Discussion and Analysis of Financial       7
              Condition and Results of Operations

                             PART II - OTHER INFORMATION

Item 3:   Legal Proceedings                                      12

Item 6:   Exhibits and Reports on Form 8-K                       12

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               September 30,       December 31,
                                                                    1997               1996
                                                               -------------       ------------
ASSETS                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                              $ -       $  4,382,048
  Trade receivables, less allowances for doubtful
    accounts of $355,864 and $172,600                             13,754,961          8,897,879
  Inventories                                                     15,323,763          5,881,884
  Other current assets and prepaid expenses                        5,097,607          2,167,097
                                                               -------------       ------------
Total current assets                                              34,176,331         21,328,908
Property and equipment, net                                        3,716,588          2,811,935
Intangibles, net                                                  20,148,640          2,961,110
Other assets                                                         676,110            160,262
                                                               -------------       ------------
Total assets                                                   $  58,717,669       $ 27,262,215
                                                               =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                             $   6,625,680       $  3,380,895
  Accrued expenses and other current liabilities                   3,778,821          2,347,738
  Current maturities of long-term debt                             3,480,000                  -
                                                               -------------       ------------
Total current liabilities                                         13,884,501          5,728,633
                                                               -------------       ------------
Long-term debt                                                    23,252,330                  -
                                                               -------------       ------------
Deferred license income                                               90,000            360,000
                                                               -------------       ------------
Minority interest                                                    179,674            270,198
                                                               -------------       ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, authorized shares --
     10,000,000, none issued                                               -                  -
  Common stock, no par value, authorized shares --
     40,000,000, issued and outstanding --
     7,437,191 and 7,419,008                                      25,711,782         25,643,576
  Retained earnings (deficit)                                     (4,400,618)        (4,740,192)
                                                               -------------       ------------
Total shareholders' equity                                        21,311,164         20,903,384
                                                               -------------       ------------

Total liabilities and shareholders' equity                     $  58,717,669       $ 27,262,215
                                                               =============       ============


                             See accompanying notes.

                                              GARGOYLES, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                      Quarter Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                            ---------------------------------         ---------------------------------
                                                1997                 1996                 1997                 1996
                                            ------------         ------------         ------------         ------------

Net sales                                   $ 12,002,005         $  8,910,618         $ 36,534,345         $ 26,537,434

Cost of sales                                  4,501,873            3,737,704           13,592,340           11,123,889
                                            ------------         ------------         ------------         ------------

Gross profit                                   7,500,132            5,172,914           22,942,005           15,413,545

License income                                   115,000               93,000              446,736              386,609
                                            ------------         ------------         ------------         ------------

                                               7,615,132            5,265,914           23,388,741           15,800,154
                                            ------------         ------------         ------------         ------------

Operating expenses:
    Sales and marketing                        5,005,848            2,275,001           13,191,886            7,260,351
    General and administrative                 2,235,350            1,194,909            4,993,171            3,272,461
    Shipping and warehousing                   1,063,099              521,598            2,517,516            1,592,236
    Research and development                     318,149              320,044            1,082,305              652,702
    Stock compensation and IPO bonus                 -                305,000                  -              3,833,140
                                            ------------         ------------         ------------         ------------

Total operating expenses                       8,622,446            4,616,552           21,784,878           16,610,890
                                            ------------         ------------         ------------         ------------

Income (loss) from operations                 (1,007,314)             649,362            1,603,863             (810,736)
                                            ------------         ------------         ------------         ------------

Other income (expense):
    Interest, net                               (705,021)            (664,509)          (1,178,289)          (1,825,628)
    Other                                            -                   (282)                 -                    -
                                            ------------         ------------         ------------         ------------
Total other income (expense)                    (705,021)            (664,791)          (1,178,289)          (1,825,628)
                                            ------------         ------------         ------------         ------------

Income (loss) before income taxes             (1,712,335)             (15,429)             425,574           (2,636,364)

Income tax provision (benefit)                  (342,000)                 -                 86,000                  -
                                            ------------         ------------         ------------         ------------

Net income (loss)                           $ (1,370,335)        $    (15,429)        $    339,574         $ (2,636,364)
                                            ============         ============         ============         ============

Net income (loss) per share                 $      (0.18)        $      (0.00)        $       0.04         $      (0.46)
                                            ============         ============         ============         ============

Weighted average common
    shares                                     7,431,523            5,714,435            7,601,229            5,712,074
                                            ============         ============         ============         ============


                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended September 30,
                                                               ------------------------------
                                                                   1997               1996
                                                               ------------       -----------
OPERATING ACTIVITIES
Net income (loss)                                              $    339,574       $(2,636,364)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation                                                    782,200           378,864
    Amortization                                                    528,566           146,728
    Deferred license income                                        (270,000)         (135,000)
    Minority interest                                               (90,524)                -
    Stock compensation                                                    -         3,528,140
    Changes in assets and liabilities net of effects from
      purchase of Sungold, Private Eyes and Hobie:
           Accounts receivable                                   (1,602,703)       (4,725,878)
           Inventories                                           (6,378,963)        1,324,365
           Other current assets and other assets                 (2,854,591)       (1,691,405)
           Accounts payable, accrued expenses and other
                current liabilities                                  56,730         2,577,510
                                                               ------------       -----------
Net cash used in operating activities                            (9,489,711)       (1,233,040)
                                                               ------------       -----------

INVESTING ACTIVITIES
Acquisition of property and equipment                            (1,437,844)         (881,954)
Purchase of Sungold                                             (11,892,871)                -
Purchase of Private Eyes                                         (8,362,158)                -
Purchase of Hobie                                                         -        (3,974,900)
                                                               ------------       -----------
Net cash used in investing activities                           (21,692,873)       (4,856,854)
                                                               ------------       -----------

FINANCING ACTIVITIES
Net proceeds  from issuance of long-term debt                    14,620,000         5,360,000
Principal payments on long-term debt                               (121,667)       (1,023,189)
Net proceeds  under revolving line of credit                     12,233,997         1,697,283
Proceeds from stock issuance                                         68,206                 -
Proceeds from warrant issuance                                            -            56,000
                                                               ------------       -----------
Net cash provided by financing activities                        26,800,536         6,090,094
                                                               ------------       -----------

Net increase (decrease) in cash and cash equivalents             (4,382,048)              200

Cash and cash equivalents, beginning of period                    4,382,048               900
                                                               ------------       -----------

Cash and cash equivalents, end of period                       $          -       $     1,100
                                                               ============       ===========


                             See accompanying notes.

                                 GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.    INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1997 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

      The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

2.    INVENTORIES

      Inventories consist of the following:

                                  September 30,       December 31,
                                      1997                 1996
                                  ------------        ------------
Raw materials ............        $  5,910,054        $  4,503,054
Finished goods ...........           9,413,709           1,378,830
                                  ------------        ------------
                                  $ 15,323,763        $  5,881,884
                                  ============        ============

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

      The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles, the most significant component of which is the Stussy license agreement, which is being amortized over the remaining 15-year license term.

      Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:

                                    Nine Months Ended September 30,
                                   --------------------------------
                                        1997                1996
                                   ------------        ------------
Sales ........................     $ 40,795,532        $ 37,986,310
Gross profit .................       25,308,943          19,833,261
Net income (loss) ............          483,936          (2,444,971)
Net income (loss) per share ..     $        .06        $       (.43)

4.    ACQUISITION OF PRIVATE EYES

      On May 14, 1997, the Company purchased substantially all the assets and assumed certain liabilities of The Private Eyes Sunglass Corporation, a Massachusetts corporation ("Private Eyes"). Private Eyes was the licensee for Ellen Tracy eyewear, which features a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion-forward. Private Eyes is also the North American distributor for Emmanuelle Khanh Paris Eyewear and a manufacturer of its own high-quality line of prescription frames and eyewear accessories.

      The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles, the most significant component of which is the Ellen Tracy license agreement, which is being amortized over the remaining 15-year license term.

      Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, and reflecting the pro forma effect of the Sungold acquisition, is as follows:

                                    Nine Months Ended September 30,
                                   --------------------------------
                                        1997               1996
                                   ------------        ------------
Sales ........................     $ 44,933,597        $ 44,765,310
Gross profit .................       27,595,488          22,947,261
Net income (loss) ............          460,204          (2,611,971)
Net income (loss) per share ..     $        .06        $       (.46)


5.    GOLDEN BEAR LICENSING AGREEMENT

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

6.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic (primary) earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not material for the three-month and nine-month periods ended September 30, 1997 and 1996, respectively.

7.    INCOME TAXES

      The Company recorded no income tax benefit relating to the net loss for the three-month and nine-month periods ended September 30, 1996, since a future benefit was not assured. In 1997, the difference from the federal statutory income tax rate of 34% resulted from a decrease in the reserve against certain tax assets.

8.    SUBSEQUENT EVENTS

      On October 16, 1997, the Company announced plans to close its facility in Norwell, Massachusetts by the end of 1997 and consolidate operations performed there into its new facility in Lynnwood, Washington. The Norwell facility was home to The Private Eyes Sunglass Company. Gargoyles will also consolidate operations in three current facilities located in Kent, Washington into its new facility in Lynnwood in early 1998.

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

GENERAL

      Gargoyles designs, manufactures and markets a broad line of performance sunglasses and protective eyewear which combine innovative styling with its patented dual lens toric curve technology. The Company also designs, manufactures and markets the Hobie sunglass line, a leading line of polarized sunglasses, under license from Hobie Designs, Inc. In the first quarter 1997, the Company introduced the Timberland line, a line of outdoor lifestyle-oriented sunglasses under license from the Timberland Company. In addition, early in the second quarter of 1997, the Company completed its acquisitions of Sungold, which includes the Stussy and Anarchy sunglass lines, and Private Eyes, which includes the Ellen Tracy, Emmanuelle Khanh and Private Eyes sunglass, eyewear and accessories lines.

RESULTS OF OPERATIONS

      The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                                  Three Months                    Nine Months
                                                     Ended                           Ended
                                                  September 30,                  September 30,
                                             ----------------------          ---------------------
                                              1997            1996            1997           1996
                                             ------          ------          ------         ------
Net sales ............................       100.0%          100.0%          100.0%         100.0%
Cost of sales ........................        37.5            41.9            37.2           41.9
                                             ------          ------          ------         ------
Gross profit .........................        62.5            58.1            62.8           58.1
License income .......................         1.0             1.0             1.2            1.4
Operating expenses:
  Sales and marketing ................        41.7            25.5            36.1           27.4
  General and administrative .........        18.6            13.4            13.7           12.3
  Shipping and warehousing ...........         8.9             5.9             6.9            6.0
  Research and development ...........         2.6             3.6             2.9            2.5
  Stock compensation and IPO bonus ...          -              3.4              -            14.4
                                             ------          ------          ------         ------
    Total operating expenses .........        71.8            51.8            59.6           62.6
                                             ------          ------          ------         ------
Income (loss) from operations ........        (8.3%)           7.3%            4.4%          (3.1%)
                                             ======          ======          ======         ======

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales. Net sales increased to $12.0 million for the quarter ended September 30, 1997 from $8.9 million for the quarter ended September 30, 1996. This increase was primarily the result of sales from the Company's Sungold and Private Eyes acquisitions in the 1997 second quarter and sales of Timberland eyewear, introduced in March 1997. Sales from these new brands totaled $5.9 million. These increases were partially offset by significantly lower sales to Sunglass Hut, the Company's largest customer. The Company's sales to Sunglass Hut decreased to approximately 21% of net sales in the 1997 quarter from 37% of net sales in the 1996 quarter.

      Gross profit. Gross profit increased to $7.5 million for the quarter ended September 30, 1997 from $5.2 million for the quarter ended September 30, 1996. Gross margin increased to 62.5% in the 1997 quarter from 58.1% in the 1996 quarter. The increase in gross margin in 1997 was attributable, in part, to achieving cost efficiencies in the production process and improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts.

      License income. License income increased to $115,000 for the quarter ended September 30, 1997 from $93,000 for the quarter ended September 30, 1996. This increase was the result of an increase in the sales of licensed product.

      Operating expenses. Operating expenses increased to $8.6 million for the quarter ended September 30, 1997 from $4.6 million for the quarter ended September 30, 1996. As a percentage of net sales, operating expenses increased to 71.8% in the 1997 quarter from 51.8% in the 1996 quarter. Sales and marketing expenses increased $2.7 million in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expenses increased to 41.7% in the 1997 quarter from 25.5% in the 1996 quarter. General and administrative expenses increased $1.0 million in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, general and administrative expenses increased to 18.6% in the 1997 quarter from 13.4% in the 1996 quarter. Shipping and warehousing expenses increased $542,000 in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, shipping and warehousing expenses increased to 8.9% in the 1997 quarter from 5.9% in the 1996 quarter. Research and development expenses remained consistent at $320,000 in the 1997 quarter. As a percentage of net sales, research and development expenses decreased to 2.6% in the 1997 quarter from 3.6% in the 1996 quarter. Costs of operating the Company's Norwell facility in the third quarter of 1997, including payroll and rent, were approximately $600,000. As a result of the Norwell facility closure, scheduled for the end of the year 1997, the Company expects that a majority of these costs will be eliminated or dramatically reduced in future periods. Operating expenses for the quarter ended September 30, 1996 included a nonrecurring compensation charge associated with the Company's initial public offering. See "Forward-Looking Statements."

      Income from operations. The Company's loss from operations was ($1.0) million for the quarter ended September 30, 1997 compared to income from operations of $649,000 for the quarter ended September 30, 1996. As a percentage of net sales, income (loss) from operations decreased to (8.3%) in the third quarter of 1997 from 7.3% in the third quarter of 1996.

      Interest expense. Interest expense increased to $705,000 for the quarter ended September 30, 1997 from $665,000 for the quarter ended September 30, 1996. During 1997, the Company borrowed $20 million to finance the acquisitions of Sungold and Private Eyes, and $7 million to support its seasonal cash flow needs.

      Income tax provision (benefit). The Company's income tax benefit was ($342,000) for the quarter ended September 30, 1997 compared to an income tax benefit of zero for the quarter ended September 30, 1996. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

      Net income (loss). As a result of the items discussed above, the Company's net loss was ($1.4) million or ($.18) per share for the quarter ended September 30, 1997 compared to a net loss of ($15,000) or ($.00) per share for the quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales. Net sales increased to $36.5 million for the nine months ended September 30, 1997 from $26.5 million for the nine months ended September 30, 1996. This increase was primarily the result of (i) increased sales to retail channels other than sunglass specialty, (ii) sales from the Company's Sungold and Private Eyes acquisitions in the 1997 second quarter (iii) and sales of Timberland eyewear, introduced in March 1997. Sales from these new brands totaled $12.8 million. These increases were partially offset by significantly lower sales to Sunglass Hut, the Company's largest customer. The Company's sales to Sunglass Hut decreased to approximately 20% of net sales for the nine months ended September 30, 1997 from 37% of net sales for the nine months ended September 30, 1996.

      Gross profit. Gross profit increased to $22.9 million for the nine months ended September 30, 1997 from $15.4 million for the nine months ended September 30, 1996. Gross margin increased to 62.8% in the 1997 period from 58.1% in the 1996 period. The increase in gross margin in 1997 was attributable, in part, to achieving cost efficiencies in the production process and improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts.

      License income. License income increased to $447,000 for the nine months ended September 30, 1997 from $387,000 for the nine months ended September 30, 1996. This increase was the result of an increase in the sales of licensed product.

      Operating expenses. Operating expenses increased to $21.8 million for the nine months ended September 30, 1997 from $16.6 million for the nine months ended September 30, 1996. As a percentage of net sales, operating expenses decreased to 59.6% in the 1997 period from 62.6% in the 1996 period. Sales and marketing expenses increased $5.9 million in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expense increased to 36.1% in the 1997 period from 27.4% in the 1996 period. General and administrative expenses increased $1.7 million in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes. As a percentage of net sales, general and administrative expenses increased to 13.7% in the 1997 period from 12.3% in the 1996 period. Shipping and warehousing expenses increased $925,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes. As a percentage of net sales, shipping and warehousing expenses increased to 6.9% in the 1997 period from 6.0% in the 1996 period. Research and development expenses increased $430,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes, expanding the Gargoyles and Hobie lines and new Timberland products. As a percentage of net sales, research and development expenses increased to 2.9% in the 1997 period from 2.5% in the 1996 period. Costs of operating the Company's Norwell facility in the third quarter of 1997, including payroll and rent, were approximately $600,000. As a result of the Norwell facility closure, scheduled for the end of the year 1997, the Company expects that a majority of these costs will be eliminated or dramatically reduced in future periods. Stock compensation and IPO bonus for the period ended September 30, 1996 included a nonrecurring, noncash stock compensation charge associated with a non-qualified stock option granted to an officer of the Company and a nonrecurring compensation charge associated with the Company's initial public offering. See "Forward-Looking Statements."

      Income from operations. The Company's income from operations increased to $1.6 million for the nine months ended September 30, 1997 from a loss of ($811,000) for the nine months ended September 30, 1996. As a percentage of net sales, income from operations increased to 4.4% in the 1997 period from a loss of (3.1%) in the 1996 period. Adjusted for the nonrecurring, noncash stock compensation and IPO bonus in the 1996 period, income from operations would have been $3.0 million or 11.4% of net sales.

      Interest expense. Net interest expense decreased to $1.2 million for the nine months ended September 30, 1997 from $1.8 million for the nine months ended September 30, 1996. The decrease resulted from the Company's use of the net proceeds from its initial public offering in October 1996 to pay off outstanding debt during the fourth quarter of 1996. During the first half of 1997, the Company borrowed $20 million to finance the acquisitions of Sungold and Private Eyes, and $7 million to support its seasonal cash flow needs.

      Income tax provision (benefit). The Company's income tax provision was $86,000 for the nine months ended September 30, 1997 compared to an income tax benefit of zero for the nine months ended September 30, 1996. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

      Net income (loss). As a result of the items discussed above, the Company's net income was $340,000 or $.04 per share for the nine months ended September 30, 1997 compared to a net loss of ($2.6) million or ($.46) per share for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has relied primarily on cash from operations and borrowings to finance its operations. Cash used in the Company's operating activities, primarily to fund the growth in accounts receivable and inventories, totaled $9.5 million and $1.2 million for the nine months ended September 30, 1997 and 1996, respectively. Cash used in the Company's investing activities, primarily to fund acquisitions and capital expenditures, totaled $21.7 million and $4.9 million for the nine months ended September 30, 1997 and 1996, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $26.8 million and $6.1 million for the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, the Company had working capital of $20.3 million.

      The Company regularly evaluates acquisitions, investments and other business opportunities and the cash expenditures related to such activities and to unanticipated expenses which could create a need for additional financing. There can be no assurance, however, that if required, such financing would be available on acceptable terms or at all.

      The Company's capital expenditures traditionally have included optical molds and production and office equipment. Expenditures for the nine months ended September 30, 1997, totaled $1.4 million. The Company expects total capital expenditures for 1997 to approximate $1.8 million. See "Forward-Looking Statements."

      The Company presently believes that cash flow from operations and available borrowings under its Credit Facility will be sufficient to meet its operating needs and capital expenditures for the foreseeable future. The Company may borrow up to $17.0 million under its Credit Facility which is secured by the assets of the Company and its subsidiaries. At September 30, 1997, the Company has $12.2 million outstanding on its Credit Facility. See "Forward-Looking Statements."


SEASONALITY

      The following table sets forth certain unaudited quarterly data for the periods show:

                              1997 Quarter Ended                      1996 Quarter Ended
                                 (in millions)                           (in millions)
                         ---------------------------     -------------------------------------
                         Mar 31     Jun 30    Sep 30     Mar 31    Jun 30    Sep 30     Dec 31
                         ------     ------    ------     ------    ------    ------     ------
Net sales.......          $8.2      $16.3      $12.0     $7.0       $10.6     $8.9       $6.6
Gross profit....           5.1       10.3        7.5      4.1         6.1      5.2        4.0

      The Company's net sales generally have been higher in the period from March to September, the period during which sunglass demands are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the first and fourth quarters, when net sales have historically been lower. Due to the Company's inventory levels at September 30,1997, the Company anticipates decreasing its inventory during the fourth quarter of 1997. The
Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. To date, this increase in accounts receivable has not had a significant effect on the Company's liquidity due to the Company's ability to borrow against these receivables under its credit facilities. There can, however, be no assurance that this will continue to be the case. See "Forward-Looking Statements." The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Forward-Looking Statements."

                            PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

        See legal proceedings reported in the Company's June 30, 1997 10Q filed with the Securities and Exchange Commission on August 14, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
Exhibit 10.1 Amendment Number One to Lease Agreement dated September 25, 1997, between Northwest Real Estate Carver, L.L.C., and Gargoyles, Inc.
Exhibit 11.1   Computation of Earnings Per Share
Exhibit 27.1   Financial Data Schedule

(b) REPORTS ON FORM 8-K
        No reports have been filed during the quarter ended September 30, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  Gargoyles, Inc.
                                  (Registrant)



November 14, 1997                            /s/ Steven R. Kingma
                                  -------------------------------------------
                                               Steven R. Kingma
                                   Vice-President, Chief Financial Officer
                                           Secretary and Treasurer

                                 EXHIBITS INDEX
                                 --------------

Exhibit No.    Description
-----------    -----------
Exhibit 10.1   First Amended lease agreement dated September 25, 1997,
               between Northwest Real Estate Carver, L.L.C., and Gargoyles, Inc.
Exhibit 11.1   Computation of Earnings Per Share
Exhibit 27.1   Financial Data Schedule