Form 10-K405
period 1997-12-31
GARGOYLES INC
filed 1998-03-31
CIK 1016278

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                      ------------------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-21335

                                GARGOYLES, INC.
             (Exact name of registrant as specified in its charter)
                      ------------------------------------

                  WASHINGTON                                     91-1247269
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                           IDENTIFICATION NUMBER)

                             20121 48TH AVENUE WEST
                           LYNNWOOD, WASHINGTON 98036
                                 (425) 921-3600
   (Address and telephone number of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                      ------------------------------------

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

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 1998, 7,837,191 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates or the registrant on that date was $27,923,916, computed at the closing price on that date.

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 20, 1998.
================================================================================

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 2.   Properties..................................................   2
Item 3.   Legal Proceedings...........................................   2
Item 4.   Submission of Matters to a Vote of Security Holders.........   3

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters.....................................................   4
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   5

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   5
Item 11.  Executive Compensation......................................   6
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   6
Item 13.  Certain Relationships and Related Transactions..............   6

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   7

                                     PART I

FORWARD-LOOKING STATEMENTS

     Certain statements within the following description of the business of Gargoyles, Inc. ("Gargoyles" or the "Company") and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain of the forward-looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business -- Risk Factors." Forward-looking statements included in this report or otherwise presented by management from time to time involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to, factors involving business cycles and health of the world and national economy and developments involving consumer products in general and the sunglass industry in particular, as well as the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report on Form 10-K. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements.

  LITIGATION RISKS

     The Company is involved in a number of pending or threatened legal proceedings. See "Legal Proceedings." While the Company uses its best judgement based on available information to assess its exposure in pending and threatened legal proceedings, litigation is inherently uncertain, the Company's assessment of pending and threatened claims may change as more information is developed over the course of the proceeding. Further, it is extremely difficult to predict the outcome of litigation, even when all the evidence is available. Accordingly, results of any particular claim may differ significantly from those anticipated by the Company. The Company may also be subjected to additional claims that have not yet been asserted, particularly claims resulting from employee turnover.

ITEM 1.  BUSINESS

     To be filed by amendment.

ITEM 2.  PROPERTIES

     Executing on a plan to consolidate its operations to one facility, the Company leases approximately 93,000 square feet of premises in Lynnwood, Washington for its primary production, warehousing and shipping facilities, and for use in the future as its corporate headquarters. The Lynnwood lease terminates December 31, 2007. The Company also leases approximately 26,000 square feet of office, warehouse and production space in Kent, Washington where its corporate headquarters are currently located. The Kent lease expires December 31, 2000. The Company also leases approximately 24,000 square feet of warehouse and office space in a second location in Kent, Washington, formerly used as the Company's shipping and warehousing facilities. The Kent warehouse lease expires December 31, 1998. The Company leases approximately 26,000 square feet of office and warehouse facilities in Farmingdale, New York, the location of Sungold's operation. The Farmingdale lease expires November 30, 2001. The Company leases approximately 16,000 square feet of warehouse and office space in Norwell, Massachusetts, previously occupied by its Private Eyes operations. The Norwell lease expires July 31, 2001. The Company has received a Notice to Quit by March 31, 1998 from the landlord of the Norwell facility for non-payment of rent. The Company is currently seeking to sublease all of its operating facilities with the exception of its facilities in Lynnwood, Washington and Farmingdale, New York. The Company also leases showroom facilities in New York City and Dallas, Texas, and offices in San Ramon, California and London, England.

     The Company is seeking to consolidate most of its operations and its executive offices to its new facility in Lynnwood, Washington by the end of the second quarter of 1998. The Company believes that the Lynnwood facility will be sufficient to meet the Company's operating needs for the foreseeable future. See "Business -- Forward Looking Statements."

ITEM 3.  LEGAL PROCEEDINGS

     On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 996-12344RCL, against AEARO Corp., a Delaware corporation, alleging infringement of the Company's toric curve lens utility patent. Defendant AEARO has denied the allegation. Both the Company and AEARO have filed summary judgment motions with the US District Court, each seeking full disposition of the litigation. The Court has not yet ruled on either motion. The Company and Aearo have agreed not to move forward with pre-trial discovery until such time as rulings on the summary judgment motions are made. The Company's protective eyewear was traditionally sold in the health-care markets, and in 1997 with the development of the Company's ANSI Z87-1 approved lens, is now offered in the industrial safety markets. The Company understands that AEARO's protective eyewear products are currently being sold primarily in the industrial markets and have recently been introduced in the health-care markets. AEARO's protective eyewear products are currently sold at prices significantly lower than the prices for the Company's protective eyewear products. Because of AEARO's lower prices and its established distribution network, if the company loses its lawsuit against AEARO, the Company may not be able to compete with AEARO's protective eyewear products. Net sales attributable to the Company's protective eyewear division for the year ended December 31, 1997 were $1.2 million, or 2.9% of net sales for that period.

     On July 31, 1997, Michele J. Maulden and David B. Maulden, wife and husband and their marital community, filed a lawsuit against the Company in the Superior Court of Washington, for King County under Case No. 97-2-1877-1 KNT. Ms. Maulden is a former employee of the Company. In the lawsuit, Plaintiffs allege wrongful termination, intentional and negligent infliction of emotional distress and discrimination under various Washington laws and seek unspecified amounts of damages. The Company has retained counsel to investigate the allegations and intends to defend vigorously the employee's claim. Although this matter is in its early stages, the Company presently believes the employee's claims are not supported by the facts and circumstances of the employee's employment or termination. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. See " Forward Looking Statements" and "Litigation Risks."

     Although no formal legal proceedings to collect the rent have been filed against the Company, the Company has received a Notice to Quit dated March 16, 1998, from Ronald L. Gordon, Trustee of AEP Realty Trust, the landlord for the Company's Norwell, Massachusetts facility formerly occupied by Private Eyes, for non-payment of rent and seeking a vacation of the premises by March 31, 1998. Amounts outstanding under the Norwell lease as of the date of this Report are $26,520, and unpaid future installments of rent amount in the aggregate to $364,260. The Company is currently attempting to negotiate a resolution of this matter with the landlord.

     On March 30, 1998, the Company received a letter from Hobie Designs, Inc. declaring a material default of the license agreement under which the Company markets Hobie brand sunglasses because the Company manufactures and sells other polarized sunglass styles under brand names other than Hobie and referring to other unspecified problems with the Company's performance under the license agreement. It is the Company's position that it has not violated the Hobie License Agreement. There can be no assurance, however, that this issue can be resolved successfully with Hobie Designs, Inc. or that the Company's position will ultimately prevail. Failure to resolve this issue successfully could require the Company to modify the license agreement to the Company's disadvantage or result in the loss of the right to market the Hobie brand. See "Forward-Looking Statements," and "Litigation Risks".

     The Company also is a party to various other claims, complaints and legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of all such pending legal proceedings, in the aggregate, will not have a material adverse effect on its results of operations or financial position. See "Forward-Looking Statements" and "Litigation Risks."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company effected its initial public offering of Common Stock on September 27, 1996, at a price to the public of $16.00 per share. Since that date the Company's Common Stock has traded on the Nasdaq National Market. The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices of the Company's Common Stock, as reported on the Nasdaq National Market.

                            1996                                 HIGH      LOW
                            ----                                ------    ------
Third quarter (from September 27, 1996).....................    $23.50    $19.75
Fourth quarter..............................................    $21.25    $ 8.00

                            1997                                 HIGH      LOW
                            ----                                ------    ------
First quarter...............................................    $10.00    $ 6.75
Second quarter..............................................      9.38      7.19
Third quarter...............................................      8.00      5.88
Fourth quarter..............................................      6.13      3.13

     As of March 23, 1997, there were 144 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is approximately 3000. On March 23, 1998, the Company's Common Stock traded at a high of $3.56 and a low of $3.56.

     The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in financing agreements, the general financial condition of the Company and general business conditions. The Company's credit agreement with its bank pohibits the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     To be filed by amendment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To be filed by amendment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     To be filed by amendment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company, and their ages as of March 31, 1997, are as follows:

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Leo Rosenberger                             47     Chief Executive Officer, Chief Financial Officer
                                                   and Treasurer
Bruce E. Meckling                           44     Senior Vice President, Production, Product
                                                   Development and Sales
Cynthia L. Pope                             46     Vice President, General Counsel and Secretary
Douglas W. Lauer                            44     President and Chief Executive Officer, Kindling
Sheldon Goldman                             35     President, Sungold
Richard Hammel                              55     President, Private Eyes
Robert G. Wolfe(1)                          41     Chairman of the Board
Timothy C. Potts(1)                         49     Director
William D. Ruckelshaus(2)                   65     Director
Paul S. Shipman(2)                          45     Director
Walter F. Walker(1)                         43     Director

---------------
(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

     The Company's Board of Directors is comprised of five directors and is divided into three classes. Each director serves for a three-year term, and one class will be elected each year by the Company's shareholders. Directors hold office until their terms expire and their successors are elected and qualified. Executive officers of the Company are appointed by, and serve at the direction of, the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     Leo Rosenberger, Chief Executive Officer and Chief Financial Officer, joined the Company in February 1998. From January 1996 to January 1998, Mr. Rosenberger was President and Chief Financial Officer of Pacific Linen, Inc. Pacific Linen, Inc. filed a voluntary petition for Chapter 11 bankruptcy April 1996 and emerged therefrom in December 1997. In May 1995, Mr. Rosenberger was appointed by the court as the Chapter 7 Trustee in Bankruptcy for Waterbed, Inc. From August 1994 to February 1995 Mr. Rosenberger served as interim Chief Financial Officer of Jay Jacobs, Inc., a company which filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged therefrom in November 1995. Mr. Rosenberger was a general partner in a national accounting and consulting firm and has over twenty years experience as a turnaround crisis manager and financial restructuring and management consultant.

     Bruce E. Meckling, Senior Vice President, Production, Product Development and Sales, joined the Company in July 1996. Until February 1998, Mr. Meckling was Vice President, International of the Company. From 1980 to July 1996, Mr. Meckling was employed by Bausch & Lomb's Europe, Middle East and Africa division. Mr. Meckling was employed as General Manager of Distributor Operations and Bausch & Lomb Germany GmbH from August 1993 to July 1996, as Commercial Director of Distributor Operations from April 1992 to August 1993 and as Marketing Director of Distributor Operations from October 1990 to April 1992. Prior to October 1990, Mr. Meckling was employed in a number of marketing and financial capacities.

     Cynthia L. Pope joined the Company in February 1998. From July 1995 until joining the Company, Ms. Pope had a private law practice in Bellingham, Washington and served as corporate counsel to the Company. From June 1992 until July 1996, Ms. Pope was a partner in the law firm of Brett & Daugert in Bellingham, Washington. From June 1989 until June 1992 Ms. Pope was an associate with the law firm of Bogle & Gates in Seattle, Washington. From January 1985 until June 1989, Ms. Pope was an associate with the law firm of Ross & Hardies in Chicago, Illinois.

     Sheldon Goldman, President of Sungold, joined the Company in April 1997 with the acquisition of Sungold. From 1992 until joining the Company, Mr. Goldman was President and part owner of Sungold Enterprises, Ltd. From 1985 to 1992 Mr. Goldman was Vice President of Sungold Enterprises, Ltd.

     Richard W. Hammel, Sr., President of Private Eyes, joined the Company in May 1997 with the acquisition of Private Eyes. From 1977 until joining the Company, Mr. Hammel was President and majority owner of The Private Eyes Sunglass Corporation.

     Douglas W. Lauer, President and Chief Executive Officer of Kindling, joined the Company in June 1996 in connection with the license agreement with Timberland. Previously, Mr. Lauer was President of Revo, a subsidiary of Bausch & Lomb, from July 1989 to May 1996. Prior to joining Revo, Mr. Lauer served in a number of management capacities for Polo Ralph Lauren Corporation.

     Robert G. Wolfe was appointed by the board of directors of the Company in January 1998 following the resignation of Erik Anderson and to serve in his capacity as a Director and as Chairman of the Board on an interim basis until the 1998 annual meeting of the Company's shareholders. Mr. Wolfe has been Chief
Financial Officer of Trillium since           1996. From 1987 to 1995, Mr. Wolfe
was a corporate finance executive at Goldman Sachs.

     Timothy C. Potts has been a Director of the Company since March 1995. Mr. Potts has been Senior Vice President -- Finance of Trillium since July 1994. From April 1987 to July 1994, Mr. Potts was the Chief Financial Officer of Trillium.

     William D. Ruckelshaus has been a Director of the Company since July 1996. Since March 1996, Mr. Ruckelshaus has been a principal of the Madrona Investment Group, L.L.C., a private investment firm. Mr. Ruckelshaus is also Chairman of the Board of Browning-Ferris Industries, Inc., a waste services company, and from October 1988 to October 1995 was its Chief Executive Officer. From 1983 to 1985, Mr. Ruckelshaus was Administrator of the Environmental Protection Agency and from 1979 to 1983, a Senior Vice President of Weyerhaeuser Co. Mr. Ruckelshaus is also a director of Cummins Engine Company, Monsanto Company, Solutia, Inc., Nordstrom, Inc., Weyerhaeuser Co. and Coinstar, Inc.

     Paul S. Shipman has been a Director of the Company since June 1996. Mr. Shipman has been President since September 1981, Chairman of the Board since November 1992 and Chief Executive Officer since June 1993 of Redhook Ale Brewery, Incorporated ("Redhook"), a brewer of craft beers.

     Walter F. Walker has been a Director of the Company since December 1995. Since September 1994, Mr. Walker has been the President of the Seattle Supersonics National Basketball Association basketball team, owned by a subsidiary of Ackerley Communications, Inc. From March to September 1994, he was President of Walker Capital, Inc., a money management firm. From July 1987 to March 1994, Mr. Walker was a Vice President of Goldman, Sachs & Co., a registered broker-dealer. From 1976 to 1985, Mr. Walker was a professional basketball player in the National Basketball Association. Mr. Walker is also a director of Redhook and Advanced Digital Information Corp., and is a member of the Board of Visitors of the University of Virgina.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the Company's 1998 Proxy Statement for its 1998 Annual Meeting of Shareholders scheduled to be held May 20, 1998 (the "1998 Proxy Statement") under the caption "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1998 Proxy Statement under the caption "Beneficial Ownership of Shares".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1998 Proxy Statement under the caption "Certain Transactions".

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     To be filed by amendment.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

(c) EXHIBITS

     The following exhibits are filed as a part of, or incorporated by reference into, this report:

3.1(1)      Form of Amended and Restated Articles of Incorporation of
            the registrant currently in effect.
3.2(1)      Bylaws of the registrant currently in effect.
10.1(1)     Stock Purchase Agreement, dated as of March 14, 1995, among
            Gargoyles and certain other parties.
10.2(1)     Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest
            Sports, Inc., Antone Manufacturing, Inc. and the Founder.
10.3(1)     Stock Purchase Agreement, dated as of January 25, 1996,
            among Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff,
            H.S.I., a California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4(1)     Industrial Real Estate Lease (Single Tenant Facility) dated
            December 16, 1993, between Gargoyles, Inc. and DB&D
            Partnership.
10.5(1)     Lease Amendment dated as of March 17, 1995, between
            Gargoyles, Inc. and DB&D Partnership.
10.6*(1)    License Agreement dated as of October 1995, as amended as of
            October 18, 1995, between Gargoyles, Inc. and Ken Griffey,
            Jr.
10.7(1)+    Gargoyles, Inc. Common Stock Purchase Warrant, dated January
            1996, between Gargoyles, Inc. and Wally Walker.
10.8(9)+    Employment Agreement dated July 5, 1996, between Gargoyles,
            Inc. and Bruce Meckling.
10.9*(1)    License Agreement, dated August 14, 1996, between Gargoyles,
            Inc. and Dale Earnhardt.
10.10(1)+   Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.11(1)+   1995 Stock Incentive Compensation Plan.
10.12(1)    Amended and Restated Agreement Regarding Claim Rights, dated
            July 3, 1996, by and between the Founder, Gargoyles, Inc.
            and Conquest Sports, Inc.
10.13*(1)   Ratification of Settlement Agreement and General Release,
            dated April 12, 1995.
10.14*(1)   Trademark License Agreement dated as of April 12, 1995.
10.15(5)    Lease Agreement dated July 22, 1997, between Northwest Real
            Estate Carver, L.L.C., and Gargoyles, Inc.
10.16(6)    Amendment Number One to Lease Agreement dated September 25,
            1997, between Northwest Real Estate Carver, L.L.C., and
            Gargoyles, Inc.
10.17(1)    Agreement for Purchase of Common Stock, dated as of May 17,
            1996, among Gargoyles, Inc., The Timberland Company, Douglas
            W. Lauer and the kindling company (formerly The D.W. Lauer
            Company).
10.18(1)    Employment Agreement effective as of May 17, 1996, between
            Douglas W. Lauer and the kindling company.

 10.19(1)    Investor Rights Agreement, dated as of May 17, 1996, among The D.W. Lauer Company, Douglas W. Lauer,
             Gargoyles, Inc. and The Timberland Company.
 10.20*(1)   License Agreement, dated as of May 17, 1996, among The Timberland Company, Gargoyles, Inc. and the kindling company.
 10.21(1)+   Incentive Pool Agreement, effective as of May 17, 1996, between Gargoyles, Inc. and Douglas W. Lauer.
 10.22*(1)   License Agreement, effective January 1, 1989 between Hobie Designs, Inc. and H.S.I.
 10.23*(1)   License Agreement dated as of May 31, 1996 among Ixela, Inc., Alexi Lalas and Gargoyles, Inc.
 10.24(2)    Indemnity Agreement dated September 26, 1996 by Trillium Corporation and Douglas B. Hauff in favor of
             Gargoyles.
 10.25(3)    Agreement, dated January 9, 1997, between Gargoyles and International Speedway Corporation.
 10.26*(3)   Product Development and Licensing Agreement dated January 1, 1997, between Gargoyles and Golden Bear
             Golf, Inc.
 10.27(3)+   Registration Rights Agreement dated February 20, 1997, between Gargoyles and Douglas B. Hauff.
 10.28(3)    Registration Rights Agreement dated February 20, 1997, between Gargoyles and Trillium Investors II.
 10.29(4)    First Amended and Restated Credit Agreement dated April 7, 1997, between U.S. Bank of Washington,
             National Association and Gargoyles, Inc.
 10.30(5)    Second Amendment to First Amended and Restated Credit Agreement dated July 15, 1997, between U.S. Bank of Washington, National Association, and Gargoyles, Inc.
 10.31(9)    Third Amendment to First Amended and Restated Credit Agreement dated January 15, 1998, between U.S.
             Bank of Washington, National Association, and Gargoyles, Inc.
 10.32(9)    Fourth Amendment to First Amended and restated Credit Agreement dated January 30, 1998, between U.S.
             Bank of Washington, National Association, and Gargoyles, Inc.
 10.33(9)    Fifth Amendment to First Amended and Restated Credit Agreement dated March 17, 1998, between U.S. Bank of Washington, National Association, and Gargoyles, Inc.
 10.34(9)    Promissory Note dated April 9, 1997 between Douglas B. Hauff in favor of Gargoyles, Inc.
 10.35(7)    Asset Purchase and Sale Agreement dated as of April 10, 1997 between Sungold Enterprises, Ltd., Sheldon
             Goldman, Lionel Goldman and Lionel Goldman, Trustee of The Lionel Goldman Family Trust u/a dated
             September 30, 1994 and Gargoyles Acquisition Corporation (n/k/a Sungold Eyewear, Inc.).
 10.36(9)+   Employment Agreement dated as of April 10, 1997, between Gargoyles Acquisition Corporation (n/k/a
             Sungold Eyewear, Inc.) and Sheldon Goldman.
 10.37(9)    Royalty Agreement dated April 10, 1997 between Gargoyles Acquisition Corporation (n/k/a Sungold
             Eyewear, Inc.) and Sungold Enterprises, Ltd.
 10.38(9)    Nondisclosure and Noncompetition Agreement dated as of April 10, 1997 between Gargoyles Acquisition
             Corporation (n/k/a Sungold Eyewear, Inc.) and Lionel Goldman.
 10.39*(9)   Amended and Restated License Agreement dated April 10, 1997 between Stussy, Inc. and Sungold
             Enterprises, Ltd.
 10.40(8)    Asset Purchase and Sale Agreement dated as of May 5, 1997 between The Private Eyes Sunglass
             Corporation, Richard W. Hammel, Sr., Patricia Lunch, Annette Hammel, Robert Hammel and Ronald Hammel
             and Gargoyles Acquisition Corporation II (n/k/a Private Eyes Sunglass Corporation).

10.41(9)    Contingent Price Agreement dated as of May 14, 1997 between
            Gargoyles Acquisition Corporation II (n/k/a Private Eyes
            Sunglass Corporation) and The Private Eyes Sunglass
            Corporation.
10.42*(9)   License Agreement dated May 14, 1997 by and between Ellen
            Tracy Inc. and Gargoyles Acquisition Corporation II (n/k/a
            Private Eyes Sunglass Corporation).
10.43*(9)   Exclusive Distributorship Agreement dated October 25, 1997 between Cebe International S.A. and Private Eyes Sunglass
            Corporation.
10.44(9)    Lease dated March 1, 1989 between Gary Christopher and W.
            Blake Merrill as Trustees of AEP Realty Trust and Private
            Eyes Sunglass Corporation.
10.45(9)    Lease dated May 15, 1989 between Gary Christopher and W.
            Blake Merrill as Trustees of AEP Realty Trust and Private
            Eyes Sunglass Corporation (f/k/a Primetta Corporation).
10.46(9)    Second Amendment of Lease dated June 8, 1996 between Ronald
            L. Gordon as Trustee of AEP Realty Trust and Private Eyes
            Sunglass Corporation.
10.47(9)    Settlement Agreement dated as of May 30, 1997 between
            Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, La Haye
            Laboratories, Inc. and Neoptx, Inc.
10.48(9)    License Agreement dated as of June 30, 1997 between Neoptx,
            Inc. and Gargoyles, Inc.
10.49(9)    Settlement Agreement and Mutual Release dated as of July 14,
            1997 between Adidas America, Inc., Gargoyles, Inc., Conquest
            Sports, Inc., Axcent Sports, Inc., Sports Performance
            Products, Inc., Douglas Hauff and Trillium Corporation.
10.50(9)+   Promissory Note dated March 11, 1998 between Douglas B.
            Hauff in favor of Gargoyles, Inc.
10.51(9)+   Separation and Release Agreement dated January 30, 1998,
            between Steven R. Kingma and Gargoyles, Inc.
10.52(9)+   Separation and Release Agreement dated January 30, 1998
            between G. Travis Worth and Gargoyles, Inc.
10.53(9)+   Separation and Release Agreement dated February 2, 1998
            between David Jobe and Gargoyles, Inc.
10.54(9)+   Separation and Release Agreement dated March 11, 1998,
            between Douglas B. Hauff and Gargoyles, Inc.
10.55(9)+   Employment Agreement dated as of March 2, 1998, between
            Gargoyles, Inc. and Richard W. Hammel, Sr.
10.56(9)+   Employment Agreement dated as of March 2, 1998, between
            Gargoyles, Inc. and Patricia Lynch.
10.57(9)+   Mutual General Release and Payment Agreement dated as of
            March 2, 1998 between HXPE, Inc., f/k/a The Private Eyes
            Sunglass Corporation, Richard Hammel, Sr., Patricia Lynch,
            Gargoyles, Inc. and Gargoyles Acquisition Corporation II,
            a/k/a Private Eyes Sunglass Corporation.
10.58(9)+   Employment Agreement dated as of February 1, 1998 between
            Gargoyles, Inc. and Leo Rosenberger.
10.59(9)    Lease Agreement dated November 27, 1996, between Leonard
            Delalio and Robert P. Delalio and Sungold Enterprises
            Limited
10.60(9)    $16,470,000 Renewal Term Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.61(9)    $14,000,000 Renewal Revolving Note dated January 15, 1998, by Gargoyles, Inc. in favor of U.S. Bank National
            Association.
10.62(9)    $3,650,000 Renewal Equipment Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.

 10.63(9)    $250,000 Renewal Equipment Note dated January 15, 1998, by Gargoyles, Inc. in favor of U.S. Bank
             National Association.
 10.64(9)    Security Agreement dated January 15, 1998, between Sungold Eyewear, Inc. and U.S. Bank National
             Association.
 10.65(9)    Security Agreement dated January 15, 1998, between Private Eye Sunglass Corporation and U.S. Bank
             National Association.
 21.1(9)     Subsidiaries of the registrant.
 23.1(10)    Consent of Ernst & Young LLP, Independent Accountants.
 27.1(10)    Financial Data Schedule.

---------------
  *  Confidential Treatment Requested
  +  Executive Compensation Plans and Arrangements

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-07573).

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996.

 (3) Incorporated by reference to the Company's Form 10-K Report for the Fiscal year ended December 31, 1996.

 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997.

 (7) Incorporated by reference to the Company's Form 8-K filed April 28, 1997.

 (8) Incorporated by reference to the Company's Form 8-K filed May 29, 1997.

 (9) Filed herewith.

(10) To be filed by amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                        GARGOYLES, INC.
                                                    /S/ LEO ROSENBERGER
                                        By:

                                                      Leo Rosenberger
                                             Chief Executive Officer and Chief
                                                     Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ LEO ROSENBERGER               Chief Executive Officer and             March 31, 1998
---------------------------------------------  Chief Financial Officer
               Leo Rosenberger                 (Principal Executive Officer)

           /s/ KIMBERLY L. EIRING              Director of Finance                     March 31, 1998
---------------------------------------------  (Principal Accounting Officer)
             Kimberly L. Eiring

             /s/ ROBERT G. WOLFE               Chairman of the Board                   March 31, 1998
---------------------------------------------
               Robert G. Wolfe

            /s/ TIMOTHY C. POTTS               Director                                March 31, 1998
---------------------------------------------
              Timothy C. Potts

         /s/ WILLIAM D. RUCKELSHAUS            Director                                March 31, 1998
---------------------------------------------
           William D. Ruckelshaus

             /s/ PAUL S. SHIPMAN               Director                                March 31, 1998
---------------------------------------------
               Paul S. Shipman

            /s/ WALTER F. WALKER               Director                                March 31, 1998
---------------------------------------------
              Walter F. Walker

EXHIBIT                       DESCRIPTION
-------                       -----------
3.1(1)      Form of Amended and Restated Articles of Incorporation of
            the registrant currently in effect.
3.2(1)      Bylaws of the registrant currently in effect.
10.1(1)     Stock Purchase Agreement, dated as of March 14, 1995, among
            Gargoyles and certain other parties.
10.2(1)     Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest
            Sports, Inc., Antone Manufacturing, Inc. and the Founder.
10.3(1)     Stock Purchase Agreement, dated as of January 25, 1996,
            among Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff,
            H.S.I., a California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4(1)     Industrial Real Estate Lease (Single Tenant Facility) dated
            December 16, 1993, between Gargoyles, Inc. and DB&D
            Partnership.
10.5(1)     Lease Amendment dated as of March 17, 1995, between
            Gargoyles, Inc. and DB&D Partnership.
10.6*(1)    License Agreement dated as of October 1995, as amended as of
            October 18, 1995, between Gargoyles, Inc. and Ken Griffey,
            Jr.
10.7(1)+    Gargoyles, Inc. Common Stock Purchase Warrant, dated January
            1996, between Gargoyles, Inc. and Wally Walker.
10.8(9)+    Employment Agreement dated July 5, 1996, between Gargoyles,
            Inc. and Bruce Meckling.
10.9*(1)    License Agreement, dated August 14, 1996, between Gargoyles,
            Inc. and Dale Earnhardt.
10.10(1)+   Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.11(1)+   1995 Stock Incentive Compensation Plan.
10.12(1)    Amended and Restated Agreement Regarding Claim Rights, dated
            July 3, 1996, by and between the Founder, Gargoyles, Inc.
            and Conquest Sports, Inc.
10.13*(1)   Ratification of Settlement Agreement and General Release,
            dated April 12, 1995.
10.14*(1)   Trademark License Agreement dated as of April 12, 1995.
10.15(5)    Lease Agreement dated July 22, 1997, between Northwest Real
            Estate Carver, L.L.C., and Gargoyles, Inc.
10.16(6)    Amendment Number One to Lease Agreement dated September 25,
            1997, between Northwest Real Estate Carver, L.L.C., and
            Gargoyles, Inc.
10.17(1)    Agreement for Purchase of Common Stock, dated as of May 17,
            1996, among Gargoyles, Inc., The Timberland Company, Douglas
            W. Lauer and the kindling company (formerly The D.W. Lauer
            Company).
10.18(1)    Employment Agreement effective as of May 17, 1996, between
            Douglas W. Lauer and the kindling company.
10.19(1)    Investor Rights Agreement, dated as of May 17, 1996, among The D.W.
            Lauer Company, Douglas W. Lauer, Gargoyles, Inc. and The Timberland
            Company.
10.20*(1)   License Agreement, dated as of May 17, 1996, among The Timberland
            Company, Gargoyles, Inc. and the kindling company.
10.21(1)+   Incentive Pool Agreement, effective as of May 17, 1996, between
            Gargoyles, Inc. and Douglas W. Lauer.
10.22*(1)   License Agreement, effective January 1, 1989 between Hobie Designs,
            Inc. and H.S.I.
10.23*(1)   License Agreement dated as of May 31, 1996 among Ixela, Inc., Alexi
            Lalas and Gargoyles, Inc.
10.24(2)    Indemnity Agreement dated September 26, 1996 by Trillium Corporation and Douglas B. Hauff in favor of Gargoyles.
10.25(3)    Agreement, dated January 9, 1997, between Gargoyles and
            International Speedway Corporation.
10.26*(3)   Product Development and Licensing Agreement dated January 1, 1997, between Gargoyles and Golden Bear Golf, Inc.
10.27(3)+   Registration Rights Agreement dated February 20, 1997, between
            Gargoyles and Douglas B. Hauff.
10.28(3)    Registration Rights Agreement dated February 20, 1997, between
            Gargoyles and Trillium Investors II.
10.29(4)    First Amended and Restated Credit Agreement dated April 7, 1997, between U.S. Bank of Washington, National Association and Gargoyles,
            Inc.
10.30(5)    Second Amendment to First Amended and Restated Credit Agreement
            dated July 15, 1997, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.31(9)    Third Amendment to First Amended and Restated Credit Agreement dated
            January 15, 1998, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.32(9)    Fourth Amendment to First Amended and restated Credit Agreement dated January 30, 1998, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.33(9)    Fifth Amendment to First Amended and Restated Credit Agreement dated
            March 17, 1998, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.34(9)    Promissory Note dated April 9, 1997 between Douglas B. Hauff in favor of Gargoyles, Inc.
10.35(7)    Asset Purchase and Sale Agreement dated as of April 10, 1997 between
            Sungold Enterprises, Ltd., Sheldon Goldman, Lionel Goldman and
            Lionel Goldman, Trustee of The Lionel Goldman Family Trust u/a dated
            September 30, 1994 and Gargoyles Acquisition Corporation (n/k/a
            Sungold Eyewear, Inc.).
10.36(9)+   Employment Agreement dated as of April 10, 1997, between Gargoyles
            Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and Sheldon
            Goldman.
10.37(9)    Royalty Agreement dated April 10, 1997 between Gargoyles Acquisition
            Corporation (n/k/a Sungold Eyewear, Inc.) and Sungold Enterprises,
            Ltd.
10.38(9)    Nondisclosure and Noncompetition Agreement dated as of April 10,
            1997 between Gargoyles Acquisition Corporation (n/k/a Sungold
            Eyewear, Inc.) and Lionel Goldman.
10.39*(9)   Amended and Restated License Agreement dated April 10, 1997 between
            Stussy, Inc. and Sungold Enterprises, Ltd.
10.40(8)    Asset Purchase and Sale Agreement dated as of May 5, 1997 between
            The Private Eyes Sunglass Corporation, Richard W. Hammel, Sr.,
            Patricia Lunch, Annette Hammel, Robert Hammel and Ronald Hammel and
            Gargoyles Acquisition Corporation II (n/k/a Private Eyes Sunglass
            Corporation).
10.41(9)    Contingent Price Agreement dated as of May 14, 1997 between
            Gargoyles Acquisition Corporation II (n/k/a Private Eyes Sunglass
            Corporation) and The Private Eyes Sunglass Corporation.
10.42*(9)   License Agreement dated May 14, 1997 by and between Ellen
            Tracy Inc. and Gargoyles Acquisition Corporation II (n/k/a
            Private Eyes Sunglass Corporation).
10.43*(9)   Exclusive Distributorship Agreement dated October 25, 1997 between Cebe International S.A. and Private Eyes Sunglass
            Corporation.
10.44(9)    Lease dated March 1, 1989 between Gary Christopher and W.
            Blake Merrill as Trustees of AEP Realty Trust and Private
            Eyes Sunglass Corporation.
10.45(9)    Lease dated May 15, 1989 between Gary Christopher and W.
            Blake Merrill as Trustees of AEP Realty Trust and Private
            Eyes Sunglass Corporation (f/k/a Primetta Corporation).
10.46(9)    Second Amendment of Lease dated June 8, 1996 between Ronald
            L. Gordon as Trustee of AEP Realty Trust and Private Eyes
            Sunglass Corporation.
10.47(9)    Settlement Agreement dated as of May 30, 1997 between
            Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, La Haye
            Laboratories, Inc. and Neoptx, Inc.
10.48(9)    License Agreement dated as of June 30, 1997 between Neoptx,
            Inc. and Gargoyles, Inc.
10.49(9)    Settlement Agreement and Mutual Release dated as of July 14,
            1997 between Adidas America, Inc., Gargoyles, Inc., Conquest
            Sports, Inc., Axcent Sports, Inc., Sports Performance
            Products, Inc., Douglas Hauff and Trillium Corporation.
10.50(9)+   Promissory Note dated March 11, 1998 between Douglas B.
            Hauff in favor of Gargoyles, Inc.
10.51(9)+   Separation and Release Agreement dated January 30, 1998,
            between Steven R. Kingma and Gargoyles, Inc.
10.52(9)+   Separation and Release Agreement dated January 30, 1998
            between G. Travis Worth and Gargoyles, Inc.
10.53(9)+   Separation and Release Agreement dated February 2, 1998
            between David Jobe and Gargoyles, Inc.
10.54(9)+   Separation and Release Agreement dated March 11, 1998,
            between Douglas B. Hauff and Gargoyles, Inc.
10.55(9)+   Employment Agreement dated as of March 2, 1998, between
            Gargoyles, Inc. and Richard W. Hammel, Sr.
10.56(9)+   Employment Agreement dated as of March 2, 1998, between
            Gargoyles, Inc. and Patricia Lynch.
10.57(9)+   Mutual General Release and Payment Agreement dated as of
            March 2, 1998 between HXPE, Inc., f/k/a The Private Eyes
            Sunglass Corporation, Richard Hammel, Sr., Patricia Lynch,
            Gargoyles, Inc. and Gargoyles Acquisition Corporation II,
            a/k/a Private Eyes Sunglass Corporation.
10.58(9)+   Employment Agreement dated as of February 1, 1998 between
            Gargoyles, Inc. and Leo Rosenberger.
10.59(9)    Lease Agreement dated November 27, 1996, between Leonard
            Delalio and Robert P. Delalio and Sungold Enterprises
            Limited
10.60(9)    $16,470,000 Renewal Term Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.61(9)    $14,000,000 Renewal Revolving Note dated January 15, 1998, by Gargoyles, Inc. in favor of U.S. Bank National
            Association.
10.62(9)    $3,650,000 Renewal Equipment Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.63(9)    $250,000 Renewal Equipment Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.64(9)    Security Agreement dated January 15, 1998, between Sungold Eyewear,
            Inc. and U.S. Bank National Association.
10.65(9)    Security Agreement dated January 15, 1998, between Private Eye
            Sunglass Corporation and U.S. Bank National Association.
21.1(9)     Subsidiaries of the registrant.
23.1(10)    Consent of Ernst & Young LLP, Independent Accountants.
27.1(10)    Financial Data Schedule.

---------------
  *  Confidential Treatment Requested
  +  Executive Compensation Plans and Arrangements

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-07573).

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996.

 (3) Incorporated by reference to the Company's Form 10-K Report for the Fiscal year ended December 31, 1996.

 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997.

 (7) Incorporated by reference to the Company's Form 8-K filed April 28, 1997.

 (8) Incorporated by reference to the Company's Form 8-K filed May 29, 1997.

 (9) Filed herewith.

(10) To be filed by amendment.