Form 10-K405/A
period 1997-12-31
GARGOYLES INC
filed 1998-04-15
CIK 1016278

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1

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


     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company.

================================================================================

                                     INDEX


                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters.....................................................   17
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   49

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   49
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   51

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


THE COMPANY


     The Company designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Timberland Eyewear, Stussy Eyewear, Anarchy Eyewear, Angel Eyewear, Ellen Tracy Eyewear, Emmanuelle Khanh Paris Eyewear, and Private Eyes. Under the Ellen Tracy Eyewear, Emmanuelle Khanh Paris Eyewear, Private Eyes and Timberland Eyewear brands, the Company also offers diverse lines of ophthalmic frames.


     The Company operates both directly and through three wholly-owned subsidiaries and one majority-controlled subsidiary. The Company's operating subsidiaries include: H.S.C., Inc., a Washington corporation, Sungold Eyewear, Inc., a Washington corporation, Private Eyes Sunglass Corporation, a Washington corporation, and the kindling company, a California corporation.

     Gargoyles was incorporated under the laws of the state of Washington in 1983. References to Gargoyles and the Company in this report include the Company and its subsidiaries. The Company succeeded to the sunglass business of Conquest Sports, Inc., a Washington corporation f/k/a Pro-tec, Inc. ("Conquest"), an affiliated company that transferred its sunglass business to the Company upon the Company's formation in 1983, and references to Gargoyles and the Company herein include the sunglass business of Conquest prior to 1983. Antone Manufacturing, Inc. ("Antone"), an affiliated S corporation that provided assembly operations for Gargoyles, was merged into the Company in March 1995, and reference to Gargoyles and the Company herein include the combined operations of the Company and Antone.


     The Company's principal executive offices are located at 5866 South 194th Street, Kent, Washington 98032, and its telephone number at that location is
(425) 921-3600.


OVERVIEW

     The Company was founded to develop a high-performance sunglass style that not only would cover and protect the eyes more effectively than traditional "flat" lens designs, but also would minimize the distortion that results with an extreme wrap lens. The Company successfully completed this design and development project and in 1983 introduced its first sunglass product which contained the Company's patented dual lens toric curve technology. Until 1996, the Company operated as a single-product company with successful, yet limited, product lines. Beginning in 1996, the Company sought to broaden its product offerings and customer base and to expand its distribution network through a series of acquisitions of businesses with products, brands and distribution systems that could be integrated with the Company's business.


     In February 1996, the Company acquired H.S.I., a California corporation d/b/a Hobie Polarized Sunglasses which was later merged into the Company's wholly-owned subsidiary, H.S.C., Inc. ("Hobie"). With Hobie, the Company acquired the right to use the Hobie Polarized Sunglasses brand under a license agreement with Hobie Designs, Inc. and a product line devoted exclusively to polarized lens technology. The Company also expanded the distribution of its Gargoyles branded products through Hobie's sports and outdoor recreation distribution channels.


     In May 1996, the Company entered into a joint venture with The Timberland Company and Douglas W. Lauer, former President of Revo, Inc., to form the kindling company, a California corporation ("Kindling"), for the purpose of developing products under the Timberland Eyewear brand name. The Company acquired a 70% interest in Kindling. Kindling offers a broad line of outdoor-lifestyle oriented sunglasses, and in 1998 is introducing a line of ophthalmic frames, under the Timberland Eyewear brand. Kindling markets its products through Timberland retail stores located in the United States and throughout the world as well as through traditional sunglass distribution channels.


     In April 1997, the Company acquired the assets of Sungold Enterprises, Ltd., a sunglass company located in Farmingdale, New York, which is operated by the Company's subsidiary, Sungold Eyewear, Inc. ("Sungold"). Sungold's products are offered at lower suggested retail prices than the Gargoyles, Hobie or Kindling products, and are marketed to a much younger consumer than the typical Gargoyles, Hobie or Timberland consumer. With the Sungold acquisition, the Company acquired the Anarchy Eyewear and Angel Eyewear brands as well as the right to use the Stussy Eyewear brand, which is licensed to Sungold through a license agreement with Stussy, Inc. Sungold also offers private-label programs and a line of moderately-priced sunglasses.


     In May 1997, the Company acquired the assets of The Private Eyes Sunglass Corporation, a sunglass company which had facilities in Norwell, Massachusetts and a showroom and design facility in New York City. That business is now operated by the Company's subsidiary, Private Eyes Sunglass Corporation ("Private Eyes"). With the Private Eyes acquisition, the Company acquired women's eyewear brands and distribution in the department store channel and additional optical channels. Pursuant to a license agreement with Ellen Tracy, Inc., Private Eyes offers a line of women's fashion sunglasses, ophthalmic frames and readers under the Ellen Tracy Eyewear brand, and distributes Emmanuelle Khanh Paris Eyewear brand women's fashion sunglasses and ophthalmic frames under an exclusive distributorship agreement with Cebe International, S.A. Private Eyes also offers a line of eyewear accessories and readers under its own Private Eyes brand.

     A number of developments adversely affected the financial performance of the Company in 1997.


     In early 1997 the Company purchased inventory and increased its product inventories to meet projected 1997 needs based on historical growth trends and to avoid the repetition of backorder problems experienced in prior years. The Company expanded its product offerings under its Gargoyles Performance Eyewear brand to target a broader range of consumers. In addition, during 1997 the Company also increased its sales and marketing expenses by almost $10 million to support the Gargoyles and Hobie brands and the brands acquired during the year and increased general and administrative expenses by $4.8 million to support the acquired businesses and anticipated internal growth. The Company experienced unanticipated, high product returns from key customers, including Sunglass Hut, and from certain distributors. As a result, the Company processed approximately $10 million in sales returns in 1997. Product sales in the fourth quarter also fell significantly short of expectations. During the fourth quarter, the Company wrote off unstockable returned inventory of $600,000, increased its inventory reserve by approximately $200,000 to $2.0 million, and increased its reserve for future sales returns by $1.5 million.

     Following the completion of its acquisitions, the Company determined that its level of post-acquisition expenditure and infrastructure commitment exceeded that required to support the Company's ongoing sales and operational efforts and took steps to consolidate a majority of its operations to a new facility in Lynnwood, Washington. As a result of these efforts, in the fourth quarter of 1997, the Company recognized expenses related to write-offs of obsolete production-related assets of $720,000, estimated severance payments and benefits of $350,000, estimated lease obligations and other costs associated with the relocation of its Kent, Washington and Norwell, Massachusetts facilities of $704,000, and a write-off of $202,000 in leasehold improvements associated with the relocated facilities. In addition the Company recognized a $611,000 reserve against notes receivable from the Company's former CEO and an expense of $729,000 related to the write-off of certain trade credits.



     During the year the Company also increased its aggregate inventory and sales return reserves from $797,873 at December 31, 1996 to $3,958,311 at December 31, 1997 to reflect the acquisitions of Sungold and Private Eyes and business conditions experienced during the year.



     The Company's increase in operating expenses in anticipation of 1997 growth and its use of short-term borrowings to finance its acquisitions, together with the deterioration of results in the fourth quarter resulted in a shortage of cash. The Company was unable to make a scheduled $2.75 million payment on its credit facility at December 31, 1997, and at the Company's request the facility was restructured in January 1998 to revise financial covenants and to reschedule payments. On March 31, 1998, the facility was further modified to reschedule principal payments and to revise financial covenants. Under the terms of the credit facility, the Company is required to make principal payments totaling $8.8 million on January 4, 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing through the sale of equity or convertible debt securities, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. In addition, arrangements have been made to schedule payments of obligations owed to certain suppliers. See
"-- Risk Factors -- Liquidity and Capital Resources; Losses" and "-- Risk Factors -- Reliance on Limited Sources of Supply" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." An affiliate of the bank was issued 400,000 shares of Common Stock valued at $2.88 per share in consideration of the January restructuring.



     The Company's management has been restructured to respond to the challenges it now faces. Leo Rosenberger has been appointed Chief Executive Officer and Chief Financial Officer, and Cynthia Pope has been appointed Vice President and General Counsel and Secretary. The Company also promoted Bruce Meckling, former Vice President, International to Senior Vice President of Product Development, Production and Sales. The Company's prior Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President, Sales left the Company during the first quarter of 1998, and there has been significant turnover of other management personnel. See "-- Risk Factors -- Dependence on Key Personnel -- Management Turnover." At December 31, 1997, the Company incurred an expense of $350,000 to cover estimated employee severance payments and benefits.



     The Company's restructured management intends to take a number of steps to address the causes and results of the Company's 1997 financial performance. In addition to working to restructure and solidify relationships with the Company's bank lender and key suppliers, management is seeking to reduce expenses to levels that can be sustained by operations. Management believes that the Gargoyles brand, together with the new brands acquired through acquisitions and licensing arrangements, offer significant opportunities if properly managed. See "-- Forward Looking Statements" and "-- Risk Factors." Management intends to focus each brand's product development and marketing efforts more closely on the brand's core target consumers. While management is optimistic about its ability to realize the Company's potential, significant challenges remain to be faced, and there can be no assurance that management's efforts will be successful.


THE SUNGLASS INDUSTRY

     According to the Sunglass Association of America, between 1995 and 1997 total retail sunglass sales in the domestic sunglass market grew approximately 6.5% from $2.3 billion in 1995 to $2.6 billion in 1997. The industry is generally divided into two principal segments: the under $30 market and the over $30 premium market. The premium sunglass market, the category in which the Company competes, showed an increase in total retail sales between 1995 and 1997 of approximately 3.2% from $1.5 billion in 1995 to $1.6 billion in 1997. The average retail price per unit for premium sunglasses has also increased, contributing significantly to the overall growth of the segment. In 1997, the average sales price per unit at retail was $97. The Company believes, however, that this trend could begin to reverse with consumers demanding more value for a lower price.

     The Company believes that Oakley, Inc. ("Oakley") and Bausch & Lomb comprised approximately 50% of the domestic premium sunglass market in 1997, with several companies, including the Company, having smaller but significant market shares. The remainder of the industry is highly fragmented and comprised of numerous smaller companies.


     The Company believes that the key factors driving the historical growth in the premium sunglass market include increased consumer awareness of the need for quality eye protection in response to heightened health concerns, increased demand for technologically advanced, yet stylish products, growing brand awareness among eyewear consumers and continuous product replacement. The Company believes products with demonstrably superior features and benefits increasingly will gain market acceptance among consumers.


     In addition, the Company believes that as the consumer population ages, the demand for ophthalmic and prescription sunglass products will increase. Baby Boomers (persons born between 1946 and 1964) represent one of the largest sunwear consumer groups. They not only have the greatest disposable income, but also they have grown up with sunglasses as an integral part of their lives, and many are now seeking prescription sunwear. According to the Jobson Optical Group Data Base, approximately 159 million people in the United States currently require some form of vision correction, and 98.7 million people purchased prescription eyewear or contact lenses in 1997.


     Despite recent historical growth in the premium sunglass markets, the Company believes that due to overproduction of product manufactured by the Company and others during 1996 and 1997, there currently exists in the market significant amounts of unsold premium sunglass product which may effect the Company's sales in 1998. See "-- Forward-Looking Statements."


BUSINESS STRATEGIES


     The Company's objective is to be one of the premier designers and marketers of sunglasses and eyewear. To achieve this goal, the Company has developed and is implementing business strategies to capitalize on growth opportunities within the premium sunglass and ophthalmic markets. Key elements of the Company's business strategies are as follows:



     Offer quality products using latest technologies. The Company continuously strives to differentiate its products from those of competitors through introductions of quality products using the latest technologies. The sophisticated geometry of the Company's Gargoyles brand patented dual lens toric curve design permits the Company to offer consumers an extreme wraparound sunglass design with wide coverage without sacrificing overall optical clarity or introducing distortion. In addition, the primary lens material for Gargoyles products is polycarbonate, which provides protection from damaging ultraviolet light, is significantly stronger than safety glass, yet is lightweight. The patented interchangeable lens design of the Gargoyles brand Legends products allows the consumer to adopt multiple styles and functions through the use of different lenses in the same frame. The polarized lens technology of the Hobie Polarized Sunglasses and Hobie's proprietary copper lenses provide consumers with products which are designed to block glare more effectively and to provide better visual imaging than regular sunglasses. The high-quality components, detailing and lens quality of the Timberland Eyewear products, provides consumers with the function and durability consumers have come to expect from a Timberland brand product. See "-- Risk Factors -- Dependence on New Product Introductions."


     Develop brands and brand name recognition. The Company seeks to heighten awareness of its brands and to promote consumer awareness of the brands in connection with high-quality sunglasses and eyewear products. To strengthen the image of its brands, the Company strives to maintain control over the distribution of its products and has implemented marketing strategies focused on enhancing the retail presentation of all of its products. This strategy includes training retail salespersons to fully understand the features and benefits of the Company's products and in-store education highlighting the style and technical features of its products. In addition, the Company creates exposure for its products through the endorsements by well-known professional athletes such as Dale Earnhardt and Ken Griffey, Jr., for the Gargoyles brands, Gerry Lopez and Prue Jeffries for the Hobie brand, and Michelle Taggart for the Anarchy brand. In 1998 the Company intends to focus its product development and marketing efforts more closely on the target consumer for each of its brands.



     Expand consumer base and distribution network. In 1994, the Company began investing in a direct sales force to expand distribution and gain more control over the sales process. Through the execution of its acquisition strategy, the Company has added optical distributors, sporting goods manufacturers' representatives, and the department store channels to its distribution network. By coordinating its sales efforts through the selective use of multiple distribution channels, the Company seeks to more effectively penetrate its markets, expand its product distribution and reduce its historical reliance on Sunglass Hut. See "-- Principal Customers" and "-- Risk Factors -- Dependence on Sunglass Hut." In 1997, the Company began investing in an international sales group comprised of direct sales personnel and manufacturers' representatives whose efforts currently are coordinated out of the Company's London office. In addition, through the execution of its acquisition strategy, the Company has broadened its consumer base by adding products that appeal to younger consumers and fashion brands and products that appeal to women.


     Expand optical distribution network. The Company has expanded its product offerings and distribution channels for optical products and ophthalmic frames. Nearly all the styles in the Company's Hobie Polarized Sunglasses collection are available with prescription lenses. Timberland Eyewear is introducing a line of ophthalmic frames with its 1998 product introductions. With the acquisition of Private Eyes, the Company acquired the Ellen Tracy, Private Eyes and Emmanuelle Khanh lines of ophthalmic frames and readers. In late 1997, the Company hired an optical specialty channel manager to coordinate the Company's sales efforts in the various optical distribution channels. The Company intends to increase efforts to sell its products through selected optical distributors and major optical chains.


     Leverage Product Production. In the past to produce the toric curve lens, the Company depended on multiple vendors in geographically diverse areas to perform its molding, hard-coating, mirroring and cutting processes for its Gargoyles brand lenses. In 1997, the Company worked closely with two vendors located in the United States who expressed an interest in developing the expertise to manufacture the toric curved lenses used in the Company's Gargoyles products. Consolidating nearly all of these lens production processes with these two vendors has resulted in lower product costs due to lower shipping costs between vendors and lower costs related to damaged or lost goods. Several of the Company's European vendors provide products for a number of the Company's brands. The Company is currently working with these vendors in an effort to consolidate production of more products with fewer vendors, thereby strengthening the Company's relationship with its vendors and making the Company a more significant customer of those vendors while providing the Company with greater flexibility in production scheduling while still maintaining appropriate alternative sources of supply. See "-- Risk Factors -- Reliance on Limited Sources of Supply."


PRODUCTS

GARGOYLES PERFORMANCE EYEWEAR BRAND SUNGLASSES


     Gargoyles Performance Eyewear is currently positioned as premium performance eyewear for men and women. Gargoyles products combine proprietary optical technology and polycarbonate lenses with technical mirroring and coating processes and durable, contemporary frames to satisfy the demand of consumers with active outdoor lifestyles. Gargoyles Performance Eyewear offers twenty-one unique styles, each targeted to a specific perceived consumer need. With the acquisition of several women's brands, in 1998 the Company plans to refocus its Gargoyles Performance Eyewear product offerings to appeal to the core Gargoyles consumer and may offer fewer women's styles. Suggested retail prices for styles in the Gargoyles Performance Eyewear collection range from $80 to $150.

     Gargoyles Protective Eyewear. Gargoyles also offers a line of protective eyewear under its Gargoyles Protective Eyewear series. There are two styles in the Gargoyles Protective Eyewear line, all of which are clear, polycarbonate versions of Gargoyles' Classic style, and a slightly smaller version of the Classic known as the '85's. In 1997, Gargoyles introduced a line of Gargoyles Protective Safety Eyewear which passes ANSI Z87.1 standards, and all styles in the safety eyewear line are, therefore, approved for use in industrial applications. Gargoyles Protective Eyewear also offers a line of accessories including side shields and Rx inserts for consumers who require prescription eyewear. Suggested retail prices for styles in the Gargoyles Protective Eyewear and Gargoyles Protective Safety Eyewear collections range from $80 to $150.


HOBIE POLARIZED SUNGLASSES BRAND SUNGLASSES


     The Company's Hobie Polarized Sunglasses brand sunglasses are developed and assembled by the Company's subsidiary, Hobie, under a license agreement with Hobie Designs, Inc. All of the Company's Hobie brand sunglasses are positioned as premium sunglasses for men and women, and all styles have polarized lenses. Polarized lenses are designed to block glare more effectively than regular lenses. The Hobie brand traditionally has had a strong following with consumers active in water sports who seek to eliminate glare from the water. Hobie has expanded its product offerings to bring all the benefits of polarized sunglasses to a broader audience, and the outdoor enthusiast now can have both style and function. In addition, in response to the needs of aging consumers with active outdoor lifestyles, almost all Hobie Polarized styles are available with prescription polarized lenses. Hobie Polarized Sunglasses offers 36 styles at suggested retail prices ranging from $100 to $195. On March 30, 1998, the Company received a letter from Hobie Designs, Inc. asserting that the Company was in default under its license agreement because it sells polarized sunglasses under brand names other than the Hobie brand. See "Legal Proceedings."


STUSSY EYEWEAR BRAND SUNGLASSES

     Stussy Eyewear is developed by Sungold under a license agreement with Stussy, Inc. The Company introduced Stussy Eyewear in April 1997 following the purchase of Sungold. The roots of the design of the Stussy Eyewear products are in the surfer beaches of Laguna Beach, California with the edge of the urban street. This image was first exemplified by Shawn Stussy in his Stussy clothing line. Stussy Eyewear is designed for the young consumer aged 18 to 35 who lives a "cool" lifestyle. Stussy Eyegear offers 33 styles at suggested retail prices ranging from $60 to $100.

ANARCHY AND ANGEL EYEWEAR BRAND SUNGLASSES


     Anarchy and Angel Eyewear are brands owned and developed by Sungold and were introduced by the Company in April 1997 following the purchase of Sungold. Anarchy and Angel Eyewear are designed for the young consumer aged 14 to 24. Anarchy Eyewear are designed for young men who want to escape from the norm. Anarchy Eyewear is best described by its marketing tag line, "a revolution against conformity; what to wear to have attitude." Similarly, Angel Eyewear is marketed as "divine power for girls who want big air, not big hair; girls who would rather board than be bored." Anarchy Eyewear offers 11 styles at suggested retail prices ranging from $40 to $70. Angel Eyewear offers 7 styles at retail prices ranging from $40 to $60.


TIMBERLAND EYEWEAR BRAND SUNGLASSES AND OPHTHALMIC FRAMES

     The Company's Timberland Eyewear brand sunglasses are developed by the Company's subsidiary, Kindling, under a license agreement with The Timberland Company. The Company introduced Timberland Eyewear brand sunglasses in March 1997. Timberland Eyewear is designed to complement the Timberland shoe and clothing business. Like the core Timberland performance products, Timberland sunglasses are designed to be durable and functional enough to stand up to the rigors of outdoor activity, but also comfortable and stylish enough for everyday use. Timberland Eyewear sunglass styles are contemporary, but not cutting edge. Timberland Eyewear offers 23 styles at suggested retail prices ranging from $85 to $180. In 1998, Timberland Eyewear also plans to introduce a line of ophthalmic frames.

ELLEN TRACY EYEWEAR BRAND SUNGLASSES, OPHTHALMIC FRAMES, READERS AND ACCESSORIES

     Ellen Tracy Eyewear is developed by the Company's subsidiary, Private Eyes, under a license agreement with Ellen Tracy, Inc. Ellen Tracy Eyewear was introduced by the Company in May 1997 after the acquisition of Private Eyes. Ellen Tracy Eyewear is designed to complement the Ellen Tracy sportswear clothing line which is sold as a "bridge" line in leading department stores such as Saks Fifth Avenue, Neiman Marcus and Nordstrom. Ellen Tracy Eyewear offers collections of sunglasses, ophthalmic frames, readers and accessories which are sold in fine optical, specialty and department stores. Ellen Tracy Eyewear products are offered at suggested retail prices ranging from $50 to $150.

EMMANUELLE KHANH PARIS BRAND SUNGLASSES AND OPHTHALMIC FRAMES

     The Company's subsidiary, Private Eyes, distributes Emmanuelle Khanh Paris brand sunglasses and ophthalmic frames under an exclusive distributorship agreement with Cebe International S.A. Emmanuelle Khanh sunglasses were introduced by the Company in May 1997 after the acquisition of Private Eyes. Emmanuelle Khanh is a renowned French ex-model and clothing designer who owns and operates high-fashion shops throughout France. Emmanuelle Khanh sunglasses and ophthalmic frames are very high-fashion and are sold in leading optical shops and department stores such as Saks Fifth Avenue and Neiman Marcus at suggested retail prices ranging from $125 to $300.

PRIVATE EYES BRAND OPHTHALMIC FRAMES AND ACCESSORIES

     The Company's subsidiary, Private Eyes, develops optical frames and eyewear accessories under its Private Eyes brand. The Company's Private Eyes products were introduced in May 1997 after the acquisition of Private Eyes. Private Eyes offers 35 styles of European-made ophthalmic frames at suggested retail prices ranging from $90 to $196. Private Eyes also offers a line of accessories which includes eyewear cases, chains and repair kits which complete the consumer's practical eyewear needs and give Private Eyes' customers a reasonably priced add-on sale to eyewear purchases. Suggested retail prices for cases and chains range from $10 to $25. The suggested retail price for repair kits is $12.

PRODUCT DEVELOPMENT

     The Company strives to be an innovator in the development of new product styles. Gargoyles, Hobie, Kindling, Sungold and Private Eyes all have persons in place dedicated to the development of new products for each of their brands. Gargoyles strives to incorporate the Company's patented technologies in its Gargoyles product designs. With certain products, the product developers use CAD equipment to develop prototypes of new designs. The Company also from time to time works with outside consultants and with its vendors' design teams on product development.

     The frequency of product introductions and the length of time a style remains in a particular product line varies with the Company's brands. New styles of technologically-based products, such as the Gargoyles, Hobie and Timberland brand products are usually introduced once or twice a year and, although certain styles which do not achieve anticipated levels of consumer acceptance from time to time will be discontinued, most styles remain in the product lines for several years. The Classic style has been in the Gargoyles Performance Eyewear line since 1983 and remains that brand's number one selling style. Fashion-based products and products marketed to the younger consumer such as the Company's Ellen Tracy or Stussy and Anarchy brand products, are introduced more frequently, and styles usually remain in a collection for a much shorter period of time.

MANUFACTURING

     The Company currently sources its frames, lenses and components from a diverse group of suppliers in the United States, Asia and Europe. Lenses for Gargoyles products are molded, hard-coated, and mirrored by two suppliers in the United States. Frames for Gargoyles products are currently produced by a network of suppliers in Italy, Japan and the United States. Certain hinge components come from Germany and Austria. Assembly of Gargoyles products is performed by the Company's vendors and by the Company at its

Lynnwood, Washington facility. Frames for the Company's Hobie products are sourced from Italy, Japan and China, and lenses are sourced from Italy and Japan. Hobie products are assembled at the Company's facility in Lynnwood, Washington. Frames for the Company's Timberland products are purchased from suppliers in Italy, France and Japan, and Timberland lenses are made in Italy and France. All Timberland products are assembled by the Company's suppliers, and are inspected and packaged at the Company's Lynnwood, Washington facility. The Company's Stussy, Anarchy and Angel products are sourced from a number of suppliers in Asia and Italy and arrive fully assembled at the Company's Farmingdale, New York facility where they are inspected and packaged. The Company's Ellen Tracy sunglasses are made in France, Italy and Austria, and all of the Ellen Tracy ophthalmic frames and readers are made in Austria. Ellen Tracy products are inspected and packaged at the Company's Lynnwood, Washington facility. Private Eyes optical products are made in Austria, and its eyewear cases and repair kits are made in Italy.


     Although the Company recognizes the synergies of working with a smaller number of vendors, the Company still strives to maintain dual or multiple sources of supply for all components and services for its product lines. The Company has also established contingency plans and identified alternative sources of supply for many of its components. However, the Company relies on a single source of supply for several of its components, including several of its frames. The major raw material used to produce the Gargoyles lenses, custom lexan polycarbonate, is purchased on the Company's behalf by its lens molders. See "-- Risk Factors -- Reliance on Limited Sources of Supply."



     The optical molds used to develop the Gargoyles toric curve based lenses are difficult to manufacture due to the precise optical geometry involved, requiring unique curvatures of both the horizontal and vertical radii, as well as the front and rear lens surfaces. This mold-making process provides a degree of competitive protection to the Company because the design is extremely difficult and costly to replicate. All optical molds used to manufacture Gargoyles brand lenses are owned by the Company. See "-- Risk
Factors -- Uncertain Protection of Intellectual Property Rights."


     For information concerning backlog and backorders, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Backlog and Backorders."

DISTRIBUTION

     To preserve the integrity of the Company's brand names, the Company selectively limits its distribution to retailers that market products consistent with the Company's image and pricing strategy and that provide a high level of customer service and technical expertise. Individual accounts are selected based on their potential ability to positively represent the Company's brands and technological benefits, reputation for advertising prices at or near the manufacturer's suggested retail price, expected ability to display a wide assortment of the Company's product selections and demonstrated commitment to merchandising and product knowledge that will support the brand image of the various Company brands.


     In 1997, the Company discontinued certain product styles and also experienced unanticipated, high product returns from customers, including Sunglass Hut. At December 31, 1997, the Company had approximately $5 million in inventory of returned and discontinued product that it desires to sell. To sell its discontinued and excess inventory within a reasonable period of time, the Company sells this product to customers in distribution channels which would not otherwise carry the Company's product lines, and those retailers may sell that inventory at prices well below the Company's suggested retail prices.


SALES

     The Company's sales strategy is to achieve broad market penetration by selectively using multiple distribution channels including a direct sales force, distributors, and manufacturers' representatives. Prior to March 1994, the Company's selling efforts were conducted principally by manufacturers' representatives who represented multiple companies. In 1994, the Company began investing in a direct sales force to sell its Gargoyles Performance Eyewear products, which the Company believes had an immediate impact on revenue growth.

     With the acquisition of additional businesses and product lines, the Company is again selectively using manufacturers' representatives and distributors when appropriate to provide the most effective market penetration for the Company's products. Gargoyles, Hobie and Timberland products are sold primarily by the Company's direct sales force, with the additional assistance of distributors, especially in certain international markets. Stussy, Anarchy and Angel products are sold primarily through manufacturers' representatives, with the assistance of direct sales force personnel who are responsible for larger customer accounts. Ellen Tracy, Private Eyes, and Emmanuelle Khanh products are sold by manufacturers' representatives and direct sales force personnel who specialize in department store sales. The Company's ophthalmic products are sold by a combination of optical distributors, manufacturers' representatives, and the Company's direct sales force.


MARKETING AND PROMOTION

     Before March 1995, the Company devoted few resources to marketing and promotion. Since then the Company has significantly increased its marketing efforts, with increased marketing expenditures, new personnel and new promotional programs. The Company is committed to the development and growth of each of its brands, and has established a marketing team for each brand which is devoted to the development of each individual brand.


     In connection with its sports-performance based brands, the Company uses endorsements by professional athletes to promote its products and brand image by highlighting the sports efficacy of various product designs. The Company's athlete endorsement strategy focuses on selecting athletes who are highly acclaimed in their respective sports to wear and promote the Company's sunglasses. Athletes currently under contract to promote the Gargoyles Performance Eyewear brand include such well-known names as NASCAR champion and 1998 Daytona 500 winner Dale Earnhardt, baseball superstar Ken Griffey, Jr., international soccer superstar Alexi Lalas, and renowned English cricketer, Darren Gough. Athletes currently under contract to promote the Hobie Polarized Sunglasses brand include surf legends, Gerry Lopez and Buzzy Kerbox, world champion surfer Prue Jeffries, and legendary angler Lefty Kreh. In addition, Sungold has a number of snowboarders and suffers under contract to promote its Anarchy and Angel Eyewear brands, including world-champion snowboarder Michele Taggart.


CUSTOMER SERVICE

     The Company's management is committed to achieving customer satisfaction and encouraging repeat business by providing a high level of knowledgeable, attentive and personalized customer service. The Company has implemented extensive employee training designed to ensure that its customer service representatives, and other key personnel who interface with the Company's customers, are thoroughly familiar with the features and benefits of the Company's product offerings including recently acquired product lines. Management believes that the Company's responsive customer service efforts will create goodwill and loyalty among its customers and, as a result, will contribute to the strength of the Company's reputation in the marketplace. See "-- Forward-Looking Statements" and "-- Risk Factors -- Potential Inability to Sustain and Manage Growth and to Integrate Acquisitions."

PRINCIPAL CUSTOMERS


     Net sales to the Company's 10 largest customers during the years ended December 31, 1997, and 1996 accounted for approximately 50% and 56% of total net sales, respectively. Sunglass Hut, the Company's largest customer, accounted for approximately 21% and 30%, respectively, of the Company's consolidated net sales for the same periods. As of December 31, 1997, the Company's products are sold in at least 1000 Sunglass Hut locations throughout the United States. See
"-- Risk Factors -- Dependence on Sunglass Hut."


INTELLECTUAL PROPERTY

     The Company aggressively asserts its rights under patent, trade secret, unfair competition, trade dress, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. The

Company seeks to protect its intellectual properties through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress (the "look and feel" of a product) and, where appropriate, litigation against those who are, in the Company's opinion, infringing its rights.


     Patents and Trademarks. As of December 31, 1997, the Company had three U.S. utility patents and one U.S. design patent in effect relating to eyewear, including patents directed to the dual lens toric curve technology which remain in effect at least until 2005. As of December 31, 1997, the Company had three utility patent applications and three design patent application pending in the United States and one utility patent application pending internationally. As part of a structured settlement of a patent infringement case initiated by the Company against Neoptx, Inc., the Company assigned its rights in its stick-on lens patent to Neoptx, Inc. in exchange for $300,000. and a world-wide royalty-free license in the assigned patented technology.


     As of December 31, 1997, the Company had registered 35 U.S. trademarks and 17 international trademarks relating primarily to the names Gargoyles and its G logo, Anarchy and its A logo, and Private Eyes. In addition, the Company has licensed the right to use the Hobie, Timberland, the Timberland tree logo, Stussy, Ellen Tracy and Emmanuelle Khanh trademarks for use on eyewear products pursuant to the terms of agreements with third parties. Due to the Company's strict quality-control standards and the desire to protect its proprietary technology and prevent overexposure of its trademarks, the Company has not licensed its trademarks for use by other parties for the manufacture and sale of sunglass products.

     While there can be no assurance that the Company's patents or trademarks protect its proprietary information and technologies, the Company intends to continue to assert its intellectual property rights against infringers. Although the Company's assertion of its rights could result in substantial cost to, and diversion of effort by, the Company, management believes that protection of the Company's intellectual property rights is a key component of the Company's business strategy. See "-- Forward-Looking Statements" and "Legal Proceedings." The Company is currently a party in litigation matters concerning certain of its intellectual property rights.

     Trade Secrets. The Company also relies on unpatented trade secrets for the protection of certain intellectual property rights. The Company seeks to protect its trade secrets by requiring its employees, consultants and other agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets.

COMPETITION


     The Company competes primarily in the premium segment of the sunglass market is highly competitive. The Company competes with a number of established companies, including Bausch & Lomb, the marketer of the Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, which together control approximately 50% of the premium market segment, as well as Luxottica Group S.P.A., Safilo USA Inc. and Bolle America, Inc. In the polarized sunglass segment, the Company competes against Maui Jim and Costa del Mar brands, as well as the polarized products sold by other sunglass manufacturers. The Company also competes in the market for premium protective eyewear, primarily against Bolle America, Inc., and against lower-priced products produced by Uvex Safety, Inc. and Titmus Optical, Inc. Several of the companies in the premium sunglass and protective eyewear markets have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors, including established branded consumer products companies, such as Nike, Inc., that also have greater financial and other resources than the Company. In addition, to the extent that the Company expands internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company.

     The premium sunglass market is susceptible to rapid changes in consumer preferences that could affect acceptance and sales of the Company's products. The major competitive factors include style and fashion trends, brand recognition, the technological features and benefits of a particular product and price. See "-- Forward-Looking Statements" and "-- Risk Factors -- Highly Competitive Market."

EMPLOYEES


     As of March 31, 1998, the Company had 292 employees, of which 100 were full-time salaried, 179 were full-time hourly and 13 were part-time hourly. The Company is not a party to any labor agreement and none of its employees is represented by a labor union. The Company considers its relationships with its employees to be good and has never experienced a work stoppage.


RISK FACTORS

     Investment in securities of the Company involve a high degree of risk, as the Company's business, results of operations and financial condition are subject to many risks and uncertainties, including, without limitation, those set forth below. In addition, the following risk factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. See "-- Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES; LOSSES


     The Company incurred a net loss of $14.4 million for the year ended December 31, 1997. The Company began 1997 with $4.4 million in cash, working capital of $15.6 million and no long term or secured debt. During 1997, the Company's operating activities used cash of $10.9 million and its investing activities (principally the acquisitions of Sungold and Private Eyes) used cash of $21.8 million. Almost all of the cash used was generated from borrowings under the Company's credit facilities. At December 31, 1997, the Company had cash of $900,000 and secured indebtedness of $29.2 million. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in January 1998 to revise financial covenants and to reschedule payments. On March 31, 1998, the credit facility was further modified to reschedule principal payments and to revise financial covenants. Under the terms of the revised credit facility, the Company is required to make principal payments totaling $8.8 million on January 4, 1999. The Company believes that it is unlikely it will be able to make such principal payment when due, absent the Company obtaining additional financing through the sale of equity or convertible debt securities. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources." The Company has also had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. In addition to working with its bank lender and key suppliers, management is seeking to reduce expenses to levels that can be sustained by operations.



     Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail certain operations or to dispose of operating assets to enable it to continue operations. The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities to fund working capital, and in part, to finance the January loan payments, but there can be no assurance that any financing or other source of funds will be available on a timely basis, on favorable terms or at all. Likewise, there can be no assurance that the Company can operate its business profitably in 1998 or thereafter.

  POTENTIAL INABILITY TO SUSTAIN AND MANAGE GROWTH AND TO INTEGRATE ACQUISITIONS

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


     During 1997, the Company's revenue growth resulted from increases in Hobie product sales and from acquisitions. See "-- Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" The addition of multiple brands and new target consumers, as well as new relationships with suppliers, customers and licensors through the acquired businesses has considerably increased the complexity of the Company's business, and the integration of the acquired businesses and related licensing arrangements have required and will continue to require substantial management, financial and other resources. The Company may experience difficulties with important customers, suppliers or employees of the acquired businesses, and there can be no assurance that it will be able to effectively integrate and manage the acquired businesses together with its traditional business.


     If the Company continues to experience growth, its success will depend on its ability to manage growth as it expands its production and marketing capacities, which have placed a significant strain on the Company's financial and management resources, employees and operations. In addition, the Company has experienced significant management turnover. See "-- Dependence on Key Personnel; Management Turnover." There can be no assurance that the Company's financial resources, administrative infrastructure, systems, procedures and controls will adequately support the Company's operations or that Company management will be able to achieve the rapid, effective integration of the Company's recent acquisitions or the execution of the Company's business initiatives necessary to preserve and develop the value of the Company's existing and acquired brands and to respond effectively to opportunities and problems arising in the Company's business. If the Company is unable to integrate its acquisitions and manage its growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

  DEPENDENCE ON KEY PERSONNEL; MANAGEMENT TURNOVER


     The Company's operations depend to a significant extent on the efforts of its senior management, most of whom have worked together for a relatively short period of time. Leo Rosenberger, the Company's Chief Executive Officer and Chief Financial Officer, joined the Company February 1, 1998. Cynthia Pope became the Company's full-time General Counsel and Secretary in February 1998. The Company's former President and CEO, Douglas B. Hauff, former COO, G. Travis Worth, former CFO, Steven R. Kingma and former Senior VP, Sales, David Jobe left their positions with the Company in first quarter 1998, and there has been considerable turnover in management positions below the executive officer level. In addition, the President and Executive Vice President of Private Eyes may leave the Company at the end of April 1998. The Company is seeking to develop an able, efficient management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company's success is highly dependent on its ability to identify, hire, train, retain and motivate highly qualified management, product design, marketing, production and sales personnel. The Company's operations could be adversely affected if, for any reason, it is unable to sustain an effective management team or its key personnel do not continue to be active in the Company's management.


  DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

     The sustainability of the Company's business and its growth will depend, in part, on its continued ability to develop and introduce successful innovative products. Innovative designs are often not successful, and successful product designs can be displaced by other product designs introduced by competitors that shift market preferences in their favor. The Company is introducing more fashion sunglasses, which may have relatively short life cycles, thereby requiring the Company to introduce new products more frequently. In addition, competitors may follow the Company's introduction of successful products with similar product offerings. The eyewear industry is subject to changing consumer preferences, and the Company's sunglasses are likely to be susceptible to fashion trends. If the Company misjudges the market for a particular product, the Company's sales may be adversely affected and it may be faced with excess inventories and underutilized manufacturing capacity. As a result of these and other factors, there can be no assurance that the Company will successfully maintain or increase its market share.

  HIGHLY COMPETITIVE MARKET

     The premium segment of the sunglass market is highly competitive. The Company competes with a number of established companies, including Bausch & Lomb, the marketer of the Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, which together control approximately 50% of the premium market segment, and with several companies having smaller but significant market shares. Several of these companies have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors, including established branded consumer products companies, such as Nike, Inc., that also have greater financial and other resources than the Company. In addition, to the extent that the Company seeks to expand internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company.

  DEPENDENCE ON SUNGLASS HUT

     Sales to Sunglass Hut, a sunglass specialty retail chain (including sales to Sunsations, which was acquired by Sunglass Hut in July 1995), accounted for approximately 32%, 30%, and 21% of the Company's net sales for the years ended December 31, 1995, 1996 and 1997, respectively. Historically, Sunglass Hut has contributed significantly to the Company's business and overall growth. During 1997, Sunglass Hut returned much larger quantities of unsold inventory to the Company than in prior years, which materially adversely affected the Company's business. The Company does not have a purchase agreement with Sunglass Hut, and a substantial decline in purchases of the Company's products or greater than anticipated returns of unsold inventory by Sunglass Hut could have a material adverse effect on the Company's business, prospects, financial condition and operating results. See "-- Principal Customers."

  RELATIONSHIP WITH HOBIE DESIGNS, INC.


     On March 30, 1998, the Company received a letter from Hobie Designs, Inc., asserting that the Company is in default under the license agreement pursuant to which the Company markets Hobie brand sunglasses, because the Company sells polarized sunglasses under brands other than the Hobie brand. The letter also referred to other unspecified problems relating to the Company's performance under the license agreement. See "Legal Proceedings." It is the Company's position that the license agreement has not been violated. Failure to resolve this issue successfully with Hobie Designs, Inc. could require the Company to modify its license agreement to the Company's disadvantage or result in the loss of the right to market the Hobie brand.


  RELIANCE ON LIMITED SOURCES OF SUPPLY

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

     Due to liquidity problems in the fourth quarter of 1997 and the first quarter of 1998, the Company has deferred payments owed to certain key suppliers and made other payment arrangements. See "-- Liquidity and Capital Resources; Losses." The continued ability and willingness of these suppliers to continue to work with the Company is important to the continued viability of a number of its brands, and impairment of the Company's relationships with these suppliers would adversely affect its business.

     Polycarbonate, the material from which the Company's lenses are constructed, from time to time is in limited supply in world markets and requires a long lead time for orders by the Company's lens suppliers. If a shortage occurs, or if the Company and its lens suppliers are unable to accurately predict and order sufficient polycarbonate to support the Company's needs, the Company's lens suppliers' ability to deliver sufficient quantities of lenses to the Company could be adversely affected or the price of such lenses to the Company could increase. See "-- Manufacturing."

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

  LITIGATION RISKS

     The Company is involved in a number of pending or threatened legal proceeding. See "Legal Proceedings." While the Company uses its best judgement based on available information to assess its exposure in pending and threatened legal proceedings, litigation is inherently uncertain, the Company's assessment of pending and threatened claims may change as more information is developed over the course of the proceeding. Further, it is extremely difficult to predict the outcome of litigation, even when all the evidence is available. Accordingly, results of any particular claim may differ significantly from those anticipated by the Company. The Company may also be subjected to additional claims that have not yet been asserted, particularly claims resulting from employee turnover.

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

  POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SYSTEM


     The Company's Common Stock is presently quoted on the Nasdaq National Market. The Company's net tangible assets, calculated as of December 31, 1997, do not meet the requirements for continued listing on either the Nasdaq National Market or the Nasdaq Small Cap Market. Failure to satisfy the net tangible asset requirement may result in delisting of the Common Stock from Nasdaq. If the Company's Common Stock were delisted from Nasdaq, trading could continue in the over-the-counter market, but investors might find it more difficult to trade in the Common Stock or to obtain accurate information concerning market prices and bid and asked quotations of Common Stock, and, as a result, investor interest in the Common Stock could be diminished. In addition, if the Common Stock were not trading on Nasdaq and its trading price were less than $5.00 per share, it would be subject to certain rules of the Securities and Exchange Commission which require additional disclosures and procedures by broker-dealers in connection with trades in stocks defined as "penny stocks" (subject to certain exceptions, non-Nasdaq stocks trading at less than $5.00 per share). These rules require delivery of disclosure schedules explaining the risks associated with trading in penny stocks and impose various sales practice requirements (including the requirement for a suitability determination concerning the purchaser) on broker-dealers trading in penny stocks. The additional requirements imposed on broker-dealers could discourage broker-dealers from effecting transactions in the Common Stock, and the required procedures could reduce investor interest in the Common Stock.


ITEM 2.  PROPERTIES


     Executing on a plan to consolidate its operations to one facility, the Company leased approximately 93,000 square feet of premises in Lynnwood, Washington which was anticipated to be its primary assembly, warehousing and shipping facilities, and for use as its corporate headquarters. The Lynnwood lease terminates December 31, 2007. The Company also leases approximately 26,000 square feet of office, warehouse and production space in Kent, Washington where its corporate headquarters are currently located. The Kent lease expires December 31, 2000. The Company also leases approximately 24,000 square feet of warehouse and office space in a second location in Kent, Washington, formerly used as the Company's shipping and warehousing facilities. The Kent warehouse lease expires December 31, 1998. The Company leases approximately 26,000 square feet of office and warehouse facilities in Farmingdale, New York, the location of Sungold's operation. The Farmingdale lease expires November 30, 2001. The Company leased approximately 16,000 square feet of warehouse and office space in Norwell, Massachusetts, previously occupied by its Private Eyes operations. The Norwell lease was scheduled to expire July 31, 2001. The Company received a Notice to Quit by March 31, 1998 from the landlord of the Norwell facility for non-payment of rent, and on April 12, 1998 the Norwell lease was terminated by agreement of the landlord in exchange for payment by the Company of $75,000. The Company is currently seeking to sublease all of its operating facilities with the exception of its facility in Farmingdale, New York. The Company is also negotiating with the landlord of the Lynnwood, Washington facility to terminate that lease in its entirety and is considering relocating its Washington operations in the Kent facility. The Company also leases showroom facilities in New York City and Dallas, Texas, and offices in San Ramon, California and London, England.

     With the addition of an approximately 10,000 square foot warehouse facility for a limited period of time, the Company believes that its Kent facility would be sufficient to meet the Company's operating needs for the foreseeable future. See "Business -- Forward Looking Statements."


ITEM 3.  LEGAL PROCEEDINGS


     On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 996-12344RCL, against AEARO Corp., a Delaware corporation, alleging infringement of the Company's toric curve lens utility patent. Defendant AEARO has denied the allegation. Both the Company and AEARO have filed summary judgment motions with the US District Court, each seeking full disposition of the litigation. The Court has not yet ruled on either motion. The Company and Aearo have agreed not to move forward with pre-trial discovery until such time as rulings on the summary judgment motions are made. The Company's protective eyewear was traditionally sold in the health-care markets, and in 1997 with the development of the Company's ANSI Z87-1 approved lens, is now offered in the industrial safety markets. The Company understands that AEARO's protective eyewear products are currently being sold primarily in the industrial markets and have recently been introduced in the health-care markets. AEARO's protective eyewear products are currently sold at prices significantly lower than the prices for the Company's protective eyewear products. Because of AEARO's lower prices and its established distribution network, if the company loses its lawsuit against AEARO, the Company may not be able to compete with AEARO's protective eyewear products. Net sales attributable to the Company's protective eyewear division for the year ended December 31, 1997 were $0.7 million, or 1.7% of net sales for that period.



     On July 31, 1997, Michele J. Maulden and David B. Maulden, wife and husband and their marital community, filed a lawsuit against the Company in the Superior Court of Washington, for King County under Case No. 97-2-1877-1 KNT. Ms. Maulden is a former employee of the Company. In the lawsuit, plaintiffs allege wrongful termination, intentional and negligent infliction of emotional distress and discrimination under various Washington laws and seek unspecified amounts of damages. The Company has retained counsel to investigate the allegations and intends to defend vigorously the employee's claim. Although this matter is in its early stages, the Company presently believes the employee's claims are not supported by the facts and circumstances of the employee's employment or termination. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. See "Business -- Forward Looking Statements" and
"Business -- Risk Factors -- Litigation Risks."



     On March 30, 1998, the Company received a letter from Hobie Designs, Inc. declaring a material default of the license agreement under which the Company markets Hobie brand sunglasses (the "Hobie License Agreement") because the Company manufactures and sells other polarized sunglass styles under brand names other than Hobie and referring to other unspecified problems with the Company's performance under the license agreement. It is the Company's position that it has not violated the Hobie License Agreement. There can be no assurance, however, that this issue can be resolved successfully with Hobie Designs, Inc. or that the Company's position will ultimately prevail. Failure to resolve this issue successfully could require the Company to modify the license agreement to the Company's disadvantage or result in the loss of the right to market sunglasses under the Hobie brand. See "Business -- Forward-Looking Statements," and "Business -- Risk Factors -- Litigation Risks".



     The Company also is a party to various other claims, complaints and legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of all such pending legal proceedings, in the aggregate, will not have a material adverse effect on its results of operations or financial position. See "Business -- Forward-Looking Statements" and "Litigation Risks."


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

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected financial data as of December 31, 1997, 1996 and 1995 and for each of the three years in the period ended December 31, 1997 are derived from the consolidated financial statements of Gargoyles, Inc., which have been audited by Ernst & Young LLP, independent auditors and are included elsewhere in this Annual Report. The following selected financial data as of November 30, 1994 and for the year then ended are derived from the consolidated financial statements which were also audited by Ernst & Young LLP, and are not included herein. The selected financial data as of November 30, 1993 and for the year then ended are derived from unaudited consolidated financial statements. In the Company's opinion, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and results of operations for these periods. This data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.



                                                                         FISCAL YEAR ENDED
                                                        ----------------------------------------------------
                                                                 DECEMBER 31,               NOVEMBER 30,
                                                        ------------------------------   -------------------
                                                        1997(1)    1996(1)      1995       1994       1993
                                                        --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales
  Gargoyles...........................................  $ 12,975   $ 26,994   $ 17,896   $ 11,083   $  8,242
  Hobie...............................................     9,562      6,100         --         --         --
  Kindling............................................     2,964         --         --         --         --
  Sungold.............................................    10,992         --         --         --         --
  Private Eyes........................................     4,504         --         --         --         --
                                                        --------   --------   --------   --------   --------
                                                          40,997     33,094     17,896     11,083      8,242
Cost of sales.........................................    16,988     13,743      7,017      4,265      3,243
                                                        --------   --------   --------   --------   --------
Gross profit..........................................    24,009     19,351     10,879      6,818      4,999
License income........................................       526        480        480         --         --
Sales and marketing, general and administrative,
  shipping and warehousing, research and development,
  and stock compensation expenses.....................    33,711     20,637     10,549      6,333      4,314
Severance and relocation..............................     1,256
Interest expense......................................     1,974      1,988      1,043        176         55
Recapitalization expenses.............................        --         --        574         --         --
Provision for loss on affiliate.......................        --         --      1,597         --         --
Other.................................................     1,976         --         (7)        --         (2)
                                                        --------   --------   --------   --------   --------
    Total expense.....................................    38,917     22,625     13,756      6,509      4,367
                                                        --------   --------   --------   --------   --------
Income (loss) before income taxes.....................   (14,382)    (2,794)    (2,397)       309        632
Income tax provision (benefit)........................        --         --       (100)        10         40
                                                        --------   --------   --------   --------   --------
Net income (loss).....................................  $(14,382)  $ (2,794)  $ (2,297)  $    299   $    592
                                                        ========   ========   ========   ========   ========
Pro forma net income (loss)...........................                        $ (2,343)  $    179   $    415
                                                                              ========   ========   ========
Basic and diluted net loss per share(2)...............  $  (1.94)  $  (0.47)
Pro forma basic and diluted net income (loss) per
  share(2)............................................                        $  (0.43)  $   0.03   $   0.07
Weighted average shares used in computing basic and
  diluted net income (loss) per share and pro forma
  basic and diluted net income (loss) per share(2)....     7,428      5,946      5,450      5,450      5,450
BALANCE SHEET DATA (END OF PERIOD):
  Working capital.....................................  $ 11,392   $ 15,600   $ (2,692)  $   (146)  $  1,042
  Total assets........................................    48,627     27,262     11,266      6,673      3,776
  Short-term debt.....................................        --         --      5,413      2,068        811
  Long-term debt, including current maturities........    29,160         --      7,367        489        251
  Shareholder's equity (deficit)......................     6,577     20,903     (7,204)       776      1,101


---------------

(1) The selected financial data's comparability is affected by the Company's acquisitions during 1997 and 1996.



(2) Prior year amounts have been restated to comply with Statements of Accounting Standards No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. See Note 1 to the Company's Consolidated Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



     The following table sets forth summary financial data for the Company by quarter for the years ended December 31, 1997 and 1996, respectively.



                                                                    QUARTER
                                            -------------------------------------------------------
               YEAR ENDED:                    FIRST       SECOND(1)       THIRD(1)      FOURTH(2)
               -----------                  ----------   ------------   ------------   ------------
December 31, 1997
  Net sales...............................  $8,198,266   $ 15,866,299   $ 11,067,507   $  5,865,055
  Gross profit............................   5,116,269     10,152,527      7,217,209      1,523,085
  Net income (loss).......................     425,533      1,112,798     (1,636,258)   (14,283,874)
  Earnings (loss) per share...............        0.06           0.14          (0.22)         (1.92)
December 31, 1996
  Net sales...............................  $6,994,293   $ 10,632,523   $  8,910,618   $  6,556,964
  Gross profit............................   4,128,898      6,111,733      5,172,914      3,937,357
  Net loss................................     (15,924)    (2,605,011)       (15,429)      (157,644)
  Loss per share..........................       (0.00)         (0.46)         (0.00)         (0.02)


---------------

(1) Second and third quarters have been restated to reflect adjustments relating to the timing of sales recognition and sales with a right of return. These adjustments reduced second quarter net income and earnings per share by $171,577 and $.03, respectively, and increased third quarter net loss and net loss per share by $265,923 and $.04, respectively.



(2) The fourth quarter of 1997 includes charges relating principally to lease terminations, asset write-offs, and increases in sales, receivables and inventory reserves. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and Note 17 of Notes to Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     The Company designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company was founded by Dennis L. Burns (the "Founder") to develop a sunglass style that not only would cover and protect the eyes more effectively than traditional "flat" lens designs, but also would minimize the distortion otherwise resulting from extreme wrap sunglass designs. In 1983, the Company completed its development of the patented dual lens toric curve technology and introduced its first product, the Gargoyles Classic. Until 1992, the Company was a successful single-product company with relatively few resources devoted to expanding its product line. In 1992, the Company began to focus on developing new products designed to exploit the patented dual lens toric curve technology and to pursue a growth strategy centered around aggressive new product introductions. In 1994, the Company began investing in its own direct sales force to expand distribution and began implementing a more focused and aggressive marketing and advertising strategy to enhance the Gargoyles' brand image. Primarily as a result of these initiatives, the Company began to achieve significant increases in sales.


     In a March 22, 1995 recapitalization (the "Recapitalization"), an investor group (the "Investors") led by Trillium Corporation ("Trillium") acquired a controlling interest in the Company. In the Recapitalization, the Company (i) borrowed $6.0 million pursuant to a bank loan guaranteed by Trillium; (ii) sold approximately 3.3 million shares of its Common Stock to the Investors in exchange for $5.4 million, of which $900,000 was paid in cash and $4.5 million was paid in the form of a promissory note from Trillium; and (iii) redeemed approximately 3.3 million shares of Common Stock from the Founder for $10.9 million, of which $6.4 million was paid in cash and $4.5 million was paid in the form of a promissory note to the Founder. The $4.5 million note receivable and the $4.5 million note payable and related interest have been offset for financial reporting purposes. In January 1996, the obligations evidenced by the Company's note to the Founder and Trillium's note to the Company were satisfied in full. In connection with the Recapitalization, the Company recorded a charge of $574,000 relating to severance, legal and other costs and recorded noncash deferred compensation of $400,000 related to the amendment of an option agreement, which was amortized over the vesting period.

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

     On October 2, 1996, the Company concluded its initial public offering (the "Offering") in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt. A nonrecurring $300,000 bonus to an executive officer, in connection with an employment agreement, to be paid upon the closing of the Offering, was expensed concurrently with the closing of the Offering. In addition, unamortized loan fees, which were $205,000, associated with debt to be retired with a portion of the net proceeds of the Offering, were expensed concurrently with the repayment of the debt immediately after the Offering.

     In 1996, the Company began to implement an aggressive acquisition strategy designed to broaden its product offerings and consumer base and to expand its distribution network.


     Hobie Acquisition. In February 1996, the Company acquired the Hobie sunglass business for $3.9 million. Hobie assembles polarized sunglasses under the Hobie brand name pursuant to a long-term license agreement from Hobie Designs, Inc. $3.4 million of the Hobie purchase price was paid in cash. In addition, as consideration for certain noncompetition covenants, the Company paid an aggregate of $200,000 in 12 monthly installments and issued an aggregate of 14,540 shares of its Common Stock to two of Hobie's former shareholders. The Company also agreed to pay consulting service fees of up to an aggregate of $300,000 to these two shareholders, contingent upon the achievement by Hobie of certain sales objectives in 1996 and 1997. The Hobie Acquisition was funded by proceeds of a bank loan, which Trillium guaranteed. The Hobie Acquisition loan was repaid with net proceeds of Offering. Hobie was acquired by the Company on February 13, 1996 and was accounted for as a purchase. Results of Hobie are therefore included in the Company's consolidated financial statements for the year ended December 31, 1996 only for the period from February 14, 1996 to December 31, 1996.


     Timberland Transaction. In May 1996, the Company, together with Douglas W. Lauer, former president of Revo, a subsidiary of Bausch & Lomb, and The Timberland Company, formed Kindling, a majority-owned subsidiary of the Company, to design, develop, manufacture and distribute sunglasses and ophthalmic frames under the Timberland brand name. Concurrently with Kindling's formation, the Company and Kindling, jointly and severally, acquired an exclusive, worldwide (except for Benelux, Cyprus, Israel and Scandinavia) license from Timberland to use the Timberland and tree logo trademarks on sunglasses, eyewear accessories and ophthalmic frames. The Company contributed $1.2 million for its 70% interest in Kindling. Of that amount, $100,000 was paid in cash and $1.1 million by means of a non-interest-bearing promissory note that was payable in installments through January 1997, a portion of which was paid with the net proceeds of the Offering. The license agreement with Timberland expires on December 31, 2000 with options to renew by the Company, assuming certain conditions are met and subject to provisions for earlier termination. Under certain circumstances, Timberland may require Kindling to repurchase all of Timberland's 10% interest in Kindling. In addition, upon the achievement of certain operating objectives, Mr. Lauer and certain other key employees of Kindling may be granted up to an aggregate of 10% of Kindling's common stock owned by the Company.

     Conquest Asset Sale and Liquidation. Prior to the Recapitalization, both the Company and Conquest were majority-owned by the Founder. Conquest's core business has been the design, manufacture, distribution and sale of sports helmets. At the time of the Recapitalization, shares of Conquest's common stock were sold by the Founder to substantially the same investor group that purchased Common Stock in the Recapitalization. The Company advanced funds to Conquest and guaranteed certain liabilities of Conquest. Management concluded it was likely that Conquest would be unable to meet its obligations and, therefore, the Company recorded a provision in the fourth quarter of 1995 of $1.6 million representing the write-off of the Company's receivable from Conquest and a reserve for other potential payments of Conquest liabilities, including certain Conquest indebtedness which Gargoyles has guaranteed. In June 1996, Conquest sold certain of its assets for a purchase price of approximately $600,000 plus the assumption of certain liabilities. At December 31, 1997, Conquest had approximately $200,000 outstanding on a loan with a bank which is secured by a note receivable from the purchaser of certain of the assets and guaranteed by the Company.


     Sungold Transaction. In April 1997, the Company acquired Sungold's eyewear business for $11.7 million. In addition, the Company agreed to pay additional amounts equal to between 2.5% and 7.5% of Sungold's net sales in excess of $7 million in each of calendar years 1997, 1998 and 1999. Sungold manufactures sunglasses under its Anarchy and Angel brand names and under the Stussy brand name pursuant to the terms of a license agreement with Stussy, Inc. The license agreement with Stussy expires on April 30, 2002 with two, five-year options to renew, assuming certain conditions are met. The Sungold acquisition was funded by working capital and the proceeds of a bank loan.



     Private Eyes Transaction. In May 1997, the Company acquired Private Eyes' eyewear business for $8.0 million, after giving affect to a post-closing adjustment. In addition, the Company agreed to pay up to an additional $2 million, subject to certain net sales goals to be achieved in 1997, 1998 and 1999. Private Eyes did not meet the net sales goals for 1997. Private Eyes designs ophthalmic frames, readers and accessories under its Private Eyes brand and sunglasses, ophthalmic frames, readers and accessories under the Ellen Tracy Eyewear brand pursuant to a license agreement with Ellen Tracy, Inc. The license agreement with Ellen Tracy expires on December 31, 2002, with two, five-year options to renew, assuming certain conditions are met. The Private Eyes acquisition was funded by working capital and the proceeds of a bank loan.


     A number of developments adversely affected the financial performance of the Company in 1997.


     In early 1997 the Company purchased inventory and increased product inventories to meet projected 1997 needs based on historical growth trends and to avoid the repetition of backorder problems experienced in prior years. The Company also expanded its product offerings under its Gargoyles Performance Eyewear brand to target a broader range of consumers. The Company increased its sales and marketing expenses by almost $10 million to support the Gargoyles brand and the brands acquired during the year and increased general and administrative expenses by $4.8 million to support the acquired businesses and anticipated internal growth. The Company experienced unanticipated, high product returns from key customers, including Sunglass Hut, and from certain distributors. As a result, the Company processed approximately $10 million in sales returns in 1997. Product sales in the fourth quarter also fell significantly short of expectations. During the fourth quarter, the Company wrote off unstockable returned inventory of $600,000, increased its inventory reserve by approximately $200,000 to $2 million, and increased its reserve for future sales returns by $1.5 million. The Company is holding approximately $5 million in inventory of returned and discontinued product that it is seeking to sell. See "Business -- Distribution."



     Following the completion of its acquisitions, the Company determined that the level of expenditure and infrastructure commitment exceeded that required to support the Company's sales and operational efforts and took steps to consolidate a majority of its operations to a new facility in Lynnwood, Washington. As a result of these efforts in the fourth quarter of 1997 the Company recognized expenses related to write-offs of obsolete production-related assets of $720,000, estimated employee severance payments and benefits of $350,000, estimated lease obligations and other costs associated with the relocation of its Kent, Washington and Norwell, Massachusetts facilities of $704,000, and a write-off of $202,000 in leasehold improvements associated with the relocated facilities. In addition, the Company recognized a $611,000 reserve against notes receivable from the Company's former CEO, and an expense of $729,000 related to the write-off of certain trade credits.



     During the year, the Company also increased its aggregate inventory and sales return reserves from $797,873 at December 31, 1996 to $3,958,311 at December 31, 1997 to reflect the acquisitions of Sungold and Private Eyes and business conditions experienced during the year.


     The Company's increase in operating expenses in anticipation of 1997 growth and its use of short-term borrowings to finance its acquisitions, together with the deterioration of results in the fourth quarter resulted in a shortage of cash. The Company was unable to make a scheduled $2.75 million payment on its credit facility with U.S. Bank National Association (the "Bank") at December 31, 1997, and at the Company's request the facility was restructured in January and again in March 1998.


     Pursuant to the terms of the January amendments, the Bank made (i) a revolving loan commitment of up to $14 million, (ii) a term loan of $16.47 million, and (iii) an equipment loan of $3.9 million, resulting in an additional approximately $5 million available to the Company. The additional funds are available to the Company at certain points during the year and are subject to certain conditions and covenants. In consideration for the amendments to the credit agreement, the Company issued 400,000 shares of the Company's common stock to the Bank's affiliate, U.S. Bancorp. On March 31, 1998, the Bank deferred the payment of $8.8 million of principal payments to January 4, 1999 and revised certain financial covenants.



     The Company made several changes in its executive management. Leo Rosenberger was appointed Chief Executive Officer, Chief Financial Officer and Treasurer of the Company on February 1, 1998. In addition, the Company promoted Bruce Meckling, former Vice President, International to Senior Vice President of Product Development, Production and Sales, and Cynthia L. Pope was appointed Vice President and General Counsel and Secretary. Douglas Hauff, former President and Chief Executive Officer, G. Travis Worth, former Chief Operating Officer, Steven R. Kingma, former Chief Financial Officer, and David Jobe, former Senior Vice President, Sales all resigned from the Company. In addition, Robert G. Wolfe, Chief Financial Officer of Trillium, was appointed to the Company's board of directors following the resignation of board chairman, Erik Anderson. Mr. Wolfe will serve as chairman of the Company's board of directors on an interim basis until the Company's 1998 annual meeting of shareholders.



     The company's current management team intends to take a number of steps to address the causes and results of the Company's 1997 financial performance. In addition to working to restructure and solidify relationships with the Bank and key suppliers, management is seeking to reduce expenses to levels that can be sustained by operations. Management believes that the Gargoyles brand, together with the new brands acquired through acquisitions and licensing arrangements, offer significant opportunities if properly managed. See "Business -- Forward Looking Statements" and "Business -- Risk Factors." Management intends to focus each brand's product development and marketing efforts more closely on the brand's core target consumers. While management is optimistic about its ability to realize the Company's potential, significant challenges remain to be faced, and there can be no assurance that management's efforts will be successful.

RESULTS OF OPERATIONS

     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:


                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
Net sales
  Gargoyles.................................................     31.7%    81.6%   100.0%
  Hobie.....................................................     23.3     18.4       --
  Kindling..................................................      7.2       --       --
  Sungold...................................................     26.8       --       --
  Private Eyes..............................................     11.0       --       --
                                                                -----    -----    -----
     Total net sales........................................    100.0%   100.0%   100.0%
Cost of sales...............................................     41.4     41.5     39.2
                                                                -----    -----    -----
Gross profit................................................     58.6     58.5     60.8
License income..............................................      1.3      1.4      2.7
Expenses:
  Sales and marketing.......................................     47.2     28.6     33.2
  General and administrative................................     22.5     13.3     16.9
  Shipping and warehousing..................................      9.2      6.0      5.8
  Research and development..................................      3.3      2.9      1.7
  Stock compensation........................................      0.0     11.6      1.4
  Severance and relocation..................................      3.1       --       --
  Interest..................................................      4.8      6.0      5.8
  Recapitalization expenses.................................       --       --      3.2
  Provision for loss on affiliate...........................       --       --      8.9
  Other.....................................................      4.8       --       --
                                                                -----    -----    -----
     Total expenses.........................................     94.9     68.4     76.9
                                                                -----    -----    -----
Loss before income taxes....................................    (35.1)%   (8.4)%  (13.4)%
                                                                =====    =====    =====


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996


     Net sales. Net sales increased to $41.0 million for the year ended December 31, 1997 from $33.1 million for the year ended December 31, 1996. This increase was primarily the result of (i) increased sales of Hobie brand products through retail channels other than Sunglass Hut, (ii) sales of products from the Company's Sungold and Private Eyes acquisitions which occurred in the second quarter of 1997 (iii) and sales of Timberland Eyewear, introduced in March, 1997. Sales from these new brands totaled $18.5 million. These increases were offset by significantly lower sales of Gargoyles brand products. Sales returns from Sunglass Hut, the Company's largest customer were approximately $5.0 million in 1997 compared to $2.5 million in 1996. The Company's sales of all brands to Sunglass Hut were approximately 21% of net sales for the year ended December 31, 1997 compared with 30% for the year ended December 31, 1996. Sales to Sunglass Hut by Sungold, Private Eyes and Timberland were 12.6% of the Company's total sales to Sunglass Hut in 1997. See "Business -- Risk
Factors -- Dependence on Sunglass Hut."


     Gross profit. Gross profit increased to $24.0 million for the year ended December 31, 1997 from $19.4 million for the year ended December 31, 1996. Gross margin increased to 58.6% in 1997 from 58.5% in 1996.

     License income. License income was $526,000 and $480,000 for the year ended December 31, 1997 and 1996, respectively.


     Expenses. Expenses increased to $38.9 million for the year ended December 31, 1997 from $22.6 million for the year ended December 31, 1996. As a percentage of net sales, expenses increased to 94.9% in 1997 from 68.4% in 1996, which included stock compensation and IPO bonus of $3.8 million or 11.6% of net sales.


     Sales and marketing expenses increased $9.9 million from $9.5 million in 1996 to $19.4 million in 1997 primarily as a result of the acquisitions of Sungold and Private Eyes, the launch of the Timberland products, the start-up of the Company's international sales initiatives and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expenses increased to 47.2% in 1997 from 28.6% in 1996.


     General and administrative expenses increased from $4.4 million in 1996 to $9.2 million in 1997, primarily as a result of the Sungold and Private Eyes acquisitions and to support anticipated growth. As a percentage of net sales, general and administrative expenses increased to 22.5% in 1997 from 13.3% in 1996. As a result of Private Eyes' Norwell facility closure in December, 1997, the Company expects that Private Eyes' general and administrative costs will be significantly reduced in future periods. See "Business -- Forward-Looking Statements."



     Shipping and warehousing expenses increased $1.8 million in the 1997 period, primarily as a result of the acquisition of Sungold and Private Eyes. As a percentage of net sales, shipping and warehousing expenses increased to 9.2% in 1997 as compared to 6.0% in 1996.


     Research and development costs increased $411,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes, expanding the Gargoyles and Hobie lines and new Timberland products. As a percentage of net sales, research and development expenses increased to 3.3% in the 1997 period from 2.9% in the 1996 period.

     Stock compensation and IPO bonus for the year ending December 31, 1996 included a nonrecurring, noncash stock compensation charge associated with a non-qualified stock option granted to an officer of the Company and a nonrecurring compensation charge associated with the Company's initial public offering.


     Severance and relocation expenses of $1.3 million in 1997 include estimated employee severance payments and benefits of $350,000, estimated lease obligations and other costs associated with the relocation of its Kent, Washington and Norwalk, Massachusettes facilities of $704,000 and a write-off of leasehold improvements associated with the relocated facilities of $202,000.



     Interest expense was $2.0 million for the year ended December 31, 1997 and was $2.0 million for the year ended December 31, 1996. See " -- Liquidity and Capital Resources."



     Other expenses of $2.0 million in 1997 include write-offs of obsolete production related assets of $720,000, a $611,000 reserve against notes receivable from the Company's former CEO and $729,000 related to write-offs of trade credits. All such other expenses were incurred in the fourth quarter.


     Income tax benefit. The Company's income tax benefit was zero for the years ended December 31, 1997 and 1996. The Company recorded a 100% valuation allowance against its net tax assets at December 31, 1997 and 1996.


     Net loss. As a result of the items discussed above, the Company's net loss was $14.4 million or $1.94 per share for the year ended December 31, 1997 compared to a net loss of $2.8 million or $0.47 per share for the year ended December 31, 1996.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995


     Net sales. Net sales increased to $33.1 million for the year ended December 31, 1996 from $17.9 million for the year ended December 31, 1995. This increase was primarily the result of (i) new product introductions, in the Gargoyles product line in 1996, (ii) sales increases in most existing product lines, (iii) an increase in the number of active accounts resulting from the Company's sales efforts, and (iv) sale of Hobie products in the 1996 period, subsequent to the Hobie Acquisition, totaling approximately $6.1 million.

     Gross profit. Gross profit increased to $19.4 million for the year ended December 31, 1996 from $10.9 million for the year ended December 31, 1995. Gross margin decreased to 58.5% in 1996 from 60.8% in 1995. This margin in 1996 was attributable, in part, to growth in sales to new distributors, which receive higher volume discounts than the Company's other accounts. In addition, the decrease in gross margin in 1996 resulted from lower gross margin for Hobie. Hobie's lower gross margin resulted primarily from sales pricing and component costs in place at the time of the Hobie Acquisition in February 1996. The decrease in gross margin in 1996 also resulted from unanticipated cost increases from one frame supplier and resulting increases in production costs at the Company. The Company has replaced this supplier with a new, lower-cost supplier.

     License income. License income was $480,000 for the year ended December 31, 1996 and 1995.


     Expenses. Expenses increased to $22.6 million for the year ended December 31, 1996 from $13.8 million for the year ended December 31, 1995. As a percentage of net sales, operating expenses decreased to 68.4% in 1996, which included stock compensation and IPO bonus of $3.8 million or 11.6% of net sales, from 76.9% in 1995. Excluding this stock compensation and IPO bonus, operating expenses as a percentage of net sales decreased to 56.8% for the 1996 period.


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


     Shipping and warehousing expenses increased $946,232 in 1996, primarily as a result of higher sales levels.



     Research and development costs increased $642,000 in 1996, as the Company added personnel to develop new products for the Gargoyles and Hobie lines, as well as the new Timberland Eyewear line scheduled for launch in early 1997. Stock compensation and IPO bonus increased to $3.8 million in 1996 from $250,000 in 1995. See "-- Overview."



     Interest expense increased to $2.0 million for the year ended December 31, 1996 from $1.0 million for the year ended December 31, 1995. This increase resulted from substantially higher debt incurred in the Recapitalization in March 1995 and the Hobie Acquisition in February 1996, and increased borrowings to support operations.



     In March 1995, the Company incurred $574,000 in expenses relating to the Recapitalization for severance, legal and other costs. See "-- Overview"



     During 1995, the Company recorded a $1.6 million provision for the loss on Conquest. Gargoyles has advanced funds to, and guaranteed certain liabilities of, Conquest. This provision included the write-off of the funds advanced, and the establishment of a liability for the Company's potential payment of certain Conquest liabilities. See "-- Overview."


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


     Net loss. As a result of the items discussed above, the Company's net loss was $2.8 million or $0.47 per share for the year ended December 31, 1996 compared to a net loss of $2.3 million or $0.43 per share for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on cash from operations and borrowings to finance its operations. In addition, on October 1, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds was used to repay $19 million of debt in early October 1996.


     At December 31, 1996, the Company had cash and cash equivalents of $4.4 million, current assets of $21.3 million and current liabilities of $5.7 million. The Company had a credit facility of $15 million, under which no borrowings were outstanding.



     Cash used in the Company's operating activities in 1997 totaled $10.9 million, Cash used in the Company's investing activities in 1997, primarily to fund the Sungold and Private Eyes Acquisitions, totaled $21.8 million. Cash provided by the Company's financing activities, which consisted almost exclusively of bank borrowings, totaled $29.2 million. As of December 31, 1997, the Company had cash of $900,000, working capital of $11.4 million and bank borrowings of $29.2 million. The Company had no additional borrowings available under its revolving loan at December 31, 1997.



     The Company's credit agreement with the Bank provided for (i) a $14 million revolving loan secured by the assets of the Company, (ii) a $5.0 million term equipment line secured by the Company's equipment and (iii) an $11 million term loan used to fund the acquisitions of Sungold and Private Eyes. Effective July 15, 1997, the Company negotiated an amendment to its credit agreement with the Bank to (i) temporarily increase the operating facility to $17 million, (ii) modify the borrowing base and (iii) modify certain covenants. Under the terms of the July 1997 amendment, the Company could borrow up to $17 million through December 31, 1997. At all other times during the commitment period, the operating facility could not exceed $15 million. During the commitment period, the equipment line could not exceed $4 million. The credit agreement was scheduled to expire on June 30, 1999.


     The Company was unable to make a payment of $2.75 million due under its credit agreement on December 31, 1997, and has had difficulty paying supplies on a timely basis. See "-- Overview."


     In January 1998, the Company restructured its credit agreement with the Bank. The amended credit agreement consists of (i) a revolving loan commitment of up to $14 million, (ii) a term loan of $16.47 million and (iii) an equipment loan of $3.9 million, resulting in an additional approximately $5 million available to the Company. The additional funds are available to the Company at certain points during the year and are subject to certain conditions and covenants. The Credit agreement is secured by a security interest in substantially all of the Company's assets.



     The credit agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The revised credit agreement requires $8.8 million in principal payments due on January 4, 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing. See "Business -- Risk Factors -- Liquidity and Capital Resources; Losses." The Company has also had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.



     In 1998 the Company has additional commitments which include minimum lease payments of $1.4 million and minimum payments under license agreements and endorsement contracts of $3.1 million. Contingent payment obligations under the license and endorsement contracts, based on sales and performance criteria, could result in increases in amounts arising under these arrangements. In addition, the Company has a contingent payment obligation to Sungold Enterprises, Ltd. of approximately $600,000 due April 1, 1998, under the terms of the Royalty Agreement between the Company and Sungold Enterprises, Ltd. See "Business -- Forward Looking Statements." and "Business -- Risk
Factors -- Liquidity and Capital Resources; Losses." Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail certain operations, or to dispose of operating assets to enable it to continue operations. The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities to fund working capital, and in part, to finance the January loan payment, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. See "Business -- Forward-Looking Statements."


SEASONALITY

     The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. In anticipation of seasonal increases in demand, the Company typically builds inventories in the fourth quarter, when net sales have historically been lower. The Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Business -- Risk Factors -- Seasonality of Business."

BACKLOG AND BACKORDERS

     The Company's backlog (which represents all unshipped orders, regardless of the scheduled shipping date) was $4,239,421 and $116,070, at December 31, 1997 and 1996, respectively. The backlog increase between 1996 and 1997 is due in large part to an approximately $4 million order from Sunglass Hut for Sungold's product which is being filled in the first few months of 1998.


     The Company's backorders (which represent orders for merchandise remaining unshipped beyond its scheduled shipping date) were at $544,918 and $47,068 December 31, 1997 and 1996, respectively. The increase in backorders in 1997 from 1996 resulted from backorders for Timberland and for Sungold and Private Eyes, which were acquired in 1997.


THE YEAR 2000

     The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. The Company has developed a Year 2000 contingency plan which is being addressed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by the end of 1998. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position. See "Business -- Forward Looking Statements."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........    29
Gargoyles, Inc. Consolidated Financial Statements
  Consolidated Balance Sheets...............................    30
  Consolidated Statements of Operations.....................    31
  Consolidated Statements of Shareholders' Equity...........    32
  Consolidated Statements of Cash Flows.....................    33
  Notes to Consolidated Financial Statements................    34
SCHEDULE II
  Consolidated Valuation and Qualifying Accounts............    48

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
  GARGOYLES, INC.


     We have audited the accompanying consolidated balance sheets of Gargoyles, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gargoyles, Inc. at December 31, 1997 and 1996, and the related consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                               ERNST & YOUNG LLP

Seattle, Washington
April 2, 1998

                                GARGOYLES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   892,176   $ 4,382,048
  Trade receivables, net....................................    8,540,120     8,897,879
  Inventories, net..........................................   13,057,024     5,881,884
  Other current assets and prepaid expenses.................    1,792,124     2,167,097
                                                              -----------   -----------
Total current assets........................................   24,281,444    21,328,908
Property and equipment, net.................................    2,441,133     2,811,935
Intangibles, net............................................   21,232,817     2,961,110
Other assets................................................      671,411       160,262
                                                              -----------   -----------
Total assets................................................  $48,626,805   $27,262,215
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 6,487,131   $ 3,380,895
  Accrued expenses and other current liabilities............    6,402,287     2,347,738
                                                              -----------   -----------
Total current liabilities...................................   12,889,418     5,728,633
Deferred license income.....................................           --       360,000
Long-term debt..............................................   29,160,554            --
Minority interest...........................................           --       270,198
Commitments and contingencies
Shareholders' equity:
  Preferred stock...........................................           --            --
  Common stock, no par value, authorized shares --
     40,000,000, issued and outstanding -- 7,437,191 and
     7,419,008, respectively................................   25,711,782    25,643,576
  Accumulated deficit.......................................  (19,121,995)   (4,740,192)
  Cumulative translation adjustment.........................      (12,954)           --
                                                              -----------   -----------
Total shareholders' equity..................................    6,576,833    20,903,384
                                                              -----------   -----------
Total liabilities and shareholders' equity..................  $48,626,805   $27,262,215
                                                              ===========   ===========


        See accompanying notes to the Consolidated Financial Statements.

                                GARGOYLES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
Net sales............................................  $ 40,997,127   $ 33,094,398   $ 17,895,968
Cost of sales........................................    16,988,037     13,743,496      7,016,815
                                                       ------------   ------------   ------------
Gross profit.........................................    24,009,090     19,350,902     10,879,153
License income.......................................       526,462        479,609        480,000
                                                       ------------   ------------   ------------
                                                         24,535,552     19,830,511     11,359,153
                                                       ------------   ------------   ------------
Expenses:
  Sales and marketing................................    19,370,213      9,480,986      5,934,213
  General and administrative.........................     9,214,145      4,399,286      3,029,638
  Shipping and warehousing...........................     3,768,556      1,976,303      1,030,070
  Research and development...........................     1,358,420        946,992        305,592
  Stock compensation and IPO bonus...................            --      3,833,140        250,000
  Severance and relocation...........................     1,256,083             --             --
  Interest...........................................     1,974,005      1,987,812      1,042,523
  Recapitalization expenses..........................            --             --        573,710
  Provision for loss on affiliate....................            --             --      1,597,051
  Other..............................................     1,975,931             --         (6,829)
                                                       ------------   ------------   ------------
Total expenses.......................................    38,917,353     22,624,519     13,755,968
                                                       ------------   ------------   ------------
Loss before income taxes.............................   (14,381,801)    (2,794,008)    (2,396,815)
Income tax benefit...................................            --             --       (100,000)
                                                       ------------   ------------   ------------
Net loss.............................................  $(14,381,801)  $ (2,794,008)  $ (2,296,815)
                                                       ============   ============   ============
  Historical loss before income tax benefit..........                                $ (2,396,815)
  Pro forma income tax benefit (unaudited)...........                                     (54,300)
                                                                                     ------------
  Pro forma net loss (unaudited).....................                                $ (2,342,515)
                                                                                     ============
  Basic and diluted net loss per share...............  $      (1.94)  $      (0.47)
                                                       ============   ============
  Pro forma basic and diluted net loss per share
  (unaudited)........................................                                $      (0.43)
                                                                                     ============
  Weighted average common shares used in the
  calculation of basic and diluted net loss per
  share..............................................     7,428,055      5,946,360
                                                       ============   ============
  Weighted average common shares used in the
  calculation of basic and diluted pro forma net loss
  per share
  (unaudited)........................................                                   5,450,000
                                                                                     ============


        See accompanying notes to the Consolidated Financial Statements.

                                 GARGOYLES, INC


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                     COMMON STOCK            RETAINED       DEFERRED
                              --------------------------     EARNINGS     COMPENSATION
                                SHARES         AMOUNT       (DEFICIT)      AND OTHER        TOTAL
                              -----------   ------------   ------------   ------------   ------------
Balance at December 31,
  1994......................    5,450,000   $        572   $    611,778   $         --   $    612,350
Stock redemption from former
  majority shareholder......   (3,270,000)   (10,895,500)            --             --    (10,895,500)
Stock issued for cash.......    3,270,003      5,387,498             --             --      5,387,498
Deferred compensation
  related to amendment of
  stock options.............           --        400,000             --       (400,000)            --
Stock compensation..........           --             --             --        250,000        250,000
Distributions to former
  majority shareholder......           --             --       (261,147)            --       (261,147)
Net loss for the year ended
  December 31, 1995.........           --             --     (2,296,815)            --     (2,296,815)
                              -----------   ------------   ------------   ------------   ------------
Balance at December 31,
  1995......................    5,450,003     (5,107,430)    (1,946,184)      (150,000)    (7,203,614)
  Sale of warrant...........           --         56,000             --             --         56,000
  Stock issued in connection
     with acquisition.......       14,540         80,040             --             --         80,040
  Deferred compensation
     related to amendment of
     stock options..........           --      3,378,140             --     (3,378,140)            --
  Stock compensation........           --             --             --      3,528,140      3,528,140
  Stock issued in Company's
     initial public
     offering...............    1,954,465     27,236,826             --             --     27,236,826
  Net loss for the year
     ended December 31,
     1996...................           --             --     (2,794,010)            --     (2,794,010)
                              -----------   ------------   ------------   ------------   ------------
Balance at December 31,
  1996......................    7,419,008     25,643,576     (4,740,194)            --     20,903,382
  Stock options exercised...       18,183         68,206                                       68,206
  Translation adjustment....           --             --             --        (12,954)       (12,954)
  Net loss for the year
     ended December 31,
     1997...................           --             --    (14,381,801)            --    (14,381,801)
                              -----------   ------------   ------------   ------------   ------------
Balance at December 31,
  1997......................    7,437,191   $ 25,711,782   $(19,121,995)  $    (12,954)  $  6,576,833
                              ===========   ============   ============   ============   ============


        See accompanying notes to the Consolidated Financial Statements.

                                GARGOYLES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss.............................................  $(14,381,801)  $ (2,794,008)  $ (2,296,815)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Stock compensation..............................            --      3,528,140        250,000
     Depreciation....................................     1,109,884        571,422        234,054
     Amortization....................................       817,121        204,360             --
     Deferred license income.........................      (360,000)      (180,000)       540,000
     Noncash, relocation, severance and other
       expenses......................................     2,620,173        (89,802)            --
     Recapitalization expenses included in note
       payable to shareholder........................            --             --        283,100
     Changes in assets and liabilities net of effects
       from business acquisitions:
          Accounts receivable........................     3,467,841     (6,088,770)      (446,436)
          Inventories................................    (4,948,762)       690,152     (2,850,389)
          Other current assets and other assets......       422,380       (798,293)      (780,751)
          Accounts payable, accrued expenses and
            other current liabilities................       307,311        207,957      2,278,893
                                                       ------------   ------------   ------------
Net cash used in operating activities................   (10,945,853)    (4,748,842)    (2,788,344)
                                                       ------------   ------------   ------------
INVESTING ACTIVITIES
Acquisition of property and equipment................    (1,411,021)    (1,407,875)    (1,269,601)
Business acquisitions:
  Purchase of Private Eyes...........................    (8,616,304)            --             --
  Purchase of Sungold................................   (11,732,500)            --             --
  Purchase of Hobie..................................            --     (3,974,900)            --
                                                       ------------   ------------   ------------
Net cash used in investing activities................   (21,759,825)    (5,382,775)    (1,269,601)
                                                       ------------   ------------   ------------
FINANCING ACTIVITIES
Proceeds from stock issuance.........................        68,206     27,236,826        897,918
Proceeds from issuance of long-term debt.............    14,870,000      5,240,000      7,000,000
Principal payments on long-term debt.................      (185,137)   (12,607,145)      (390,374)
Net proceeds (repayment) under revolving line of
  credit.............................................    14,475,691     (5,412,916)     2,746,444
Proceeds from warrant issuance.......................            --         56,000             --
Payments for stock repurchase........................            --             --     (6,405,920)
Distributions to shareholder.........................            --             --       (261,147)
Net proceeds on affiliate accounts...................            --             --        463,894
                                                       ------------   ------------   ------------
Net cash provided by financing activities............    29,228,760     14,512,765      4,050,815
                                                       ------------   ------------   ------------
Effect of foreign currency translation on cash.......       (12,954)            --             --
                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................    (3,489,872)     4,381,148         (7,130)
Cash and cash equivalents, beginning of period.......     4,382,048            900          8,030
                                                       ------------   ------------   ------------
Cash and cash equivalents, end of period.............  $    892,176   $  4,382,048   $        900
                                                       ============   ============   ============



        See accompanying notes to the Consolidated Financial Statements.

                                GARGOYLES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL INDUSTRY


     Gargoyles, Inc. ("Gargoyles" or the "Company") designs, assembles, markets and distributes a broad range of sunglasses, ophthalmic frames, and eyewear products. The Company's products are sold mainly through sunglass specialty, sporting goods, department and optical stores. The Company subcontracts certain of its manufacturing processes. Management believes there are adequate alternative sources for these services should an existing subcontractor be unable to perform. Its corporate headquarters is located in Kent, Washington, and its main warehouse currently is located in Lynnwood, Washington.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated in consolidation. Included in the consolidation are H.S.C., Inc. ("Hobie"), Sungold Eyewear, Inc. ("Sungold"), and Private Eyes Sunglass Corporation ("Private Eyes"), all of which are wholly-owned subsidiaries of the Company. Also included is the kindling company ("Kindling"), 70% of which is owned by the Company.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of materials, labor, packaging and freight charges. Inventories are shown net of reserves established for obsolete or slow-moving items.

PROPERTY AND EQUIPMENT


     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. The Company provides for depreciation and amortization using the straight-line method, which recognizes the cost over the estimated useful lives of the respective assets, ranging from 3 to 7 years, or as to leasehold improvements, the term of the related lease, if less than the estimated useful life.


REVENUE RECOGNITION


     Revenue is recognized when merchandise is shipped to a customer, net of estimated future returns. As necessary, the Company defers revenue related to contractual obligations with certain customers. The Company records sales net of volume and cash discounts. Trade receivables are shown net of allowance for doubtful accounts and sales returns.


WARRANTIES

     The Company's products are covered by a warranty against defects in material and workmanship. The Company has established a reserve for these anticipated future warranty costs.

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. The Company incurred $2,858,517, $380,671 and $258,419 in advertising costs during the years ended December 31, 1997, 1996 and 1995, respectively.

INCOME TAXES

     The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of currently enacted tax laws.


RECLASSIFICATION



     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.


CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS


     The Company sells its products to local and national companies and distributors throughout the United States and internationally. Net sales to the Company's largest customer represented 21%, 30% and 32% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.


     The carrying value of financial instruments, which include cash, receivables, payables and debt, approximates market value at December 31, 1997.

FOREIGN CURRENCY

     The Company translates the assets and liabilities of its London, United Kingdom operations at rates of exchange in effect at year end. Revenues, expenses, and cash flows of the operation are translated at the average rates of exchange during the year. Gains and losses resulting from translation of the London branch balance sheet are accumulated as a separate component of stockholders' equity until such time that the London branch is sold or liquidated.

STOCK-BASED COMPENSATION


     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at time of grant. The Company has elected to apply the disclosure only provisions of Financial Accounting Statement No. 123, "Accounting for Stock Based Compensation" ("Statement No. 123"). Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation costs for stock options is measured at the excess, if any, of the fair value of the Company's common stock at the date of the grant over the stock option price. Pro forma net loss information has been disclosed in Note 11.



EARNINGS PER SHARE



     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement No. 128 requirements and SEC Staff Accounting Bulletin No. 98. For purposes of calculating diluted earnings per share, common stock equivalents have not been included as the effect would be antidilutive.


IMPAIRMENT OF LONG-LIVED ASSETS


     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Management has evaluated the potential permanent impairment of the net carrying value of certain long-term assets. For each asset evaluated, the expected undiscounted cash flows have been compared to the respective asset's net carrying value. Except for those assets written off as discussed in Note 17, in all cases where evaluation was performed, the expected undiscounted cash flows exceeded the net carrying value of the assets. Accordingly, an impairment as defined by Statement No. 121 does not exist and no loss has been recognized.



LIQUIDITY



     The Company incurred significant operating losses in 1997 and has a tangible net worth deficiency of $14.7 million at December 31, 1997. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in early 1998. The Company also has had difficulty paying suppliers on a timely basis and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.



     The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or non-convertible debt securities to fund working capital and, in part, to finance January 1999 loan payments, but there can be no assurance that any financing or other source of funds will be available on a timely basis, on favorable terms, or at all. In addition, management is seeking to reduce expenses to levels that can be sustained by operations. Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail operations or to dispose of operating assets to enable it to continue operations through December 31, 1998.


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

2.  INVENTORIES

     Inventories consist of the following:


                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              -----------   ----------
Materials...................................................  $ 7,119,328   $4,503,054
Finished goods..............................................    7,909,147    1,759,980
Reserves for excess, slow-moving and obsolete inventories...   (1,971,451)    (381,150)
                                                              -----------   ----------
Inventory, net..............................................  $13,057,024   $5,881,884
                                                              ===========   ==========


3.  OTHER CURRENT ASSETS AND PREPAID EXPENSES

     Other current assets and prepaid expenses consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              -----------   ----------
Prepaid expenses............................................  $   959,004   $  536,479
Other receivables...........................................      166,245      344,008
Income tax refund receivable................................      160,217      195,750
Deposits....................................................       26,791      160,187
Trade credits...............................................      311,049      624,295
Other.......................................................      168,818      306,378
                                                              -----------   ----------
                                                              $ 1,792,124   $2,167,097
                                                              ===========   ==========

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              -----------   ----------
Molds and production equipment..............................  $ 1,668,557   $1,553,076
Office furniture and equipment..............................    1,766,796    1,180,104
Exhibit and marketing equipment.............................      403,483    1,040,394
Transportation equipment....................................       24,718       24,718
Leasehold improvements......................................       85,337      258,968
                                                              -----------   ----------
                                                                3,948,891    4,057,260
Less accumulated depreciation and amortization..............   (1,507,758)  (1,245,325)
                                                              -----------   ----------
Property and equipment, net.................................  $ 2,441,133   $2,811,935
                                                              ===========   ==========

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

5. INTANGIBLES

     Intangible assets primarily result from business acquisitions and consist of costs in excess of fair value of net assets acquired (which include trademarks, tradenames and goodwill), licensing and management agreements and non-compete agreements. These costs are amortized on a straight-line basis over periods of 2 to 25 years.


                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              -----------   ----------
Costs in excess of fair market value of net assets
  acquired..................................................  $18,289,188   $       --
Licensing and management agreements.........................    3,709,069    2,885,430
Non compete agreements......................................      216,000      280,040
                                                              -----------   ----------
                                                               22,214,257    3,165,470
Less accumulated amortization...............................     (981,440)    (204,360)
                                                              -----------   ----------
Intangibles, net............................................  $21,232,817   $2,961,110
                                                              ===========   ==========


6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


     Accrued expenses and other current liabilities consist of the following:



                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Payroll taxes and benefits..................................  $1,316,688    $  662,969
Acquisition and other obligations...........................   1,274,829       300,000
Relocation and closing costs................................   1,051,362            --
Interest....................................................     695,452        51,052
Marketing royalties and other...............................     679,767       517,447
Deferred income.............................................     556,000            --
Other.......................................................     828,189       816,270
                                                              ----------    ----------
                                                              $6,402,287    $2,347,738
                                                              ==========    ==========


7.  DEBT

     At December 31, 1997, long-term debt consisted of the following:


Revolving loan payable to bank, bearing interest at prime
  (8.5% at December 31, 1997), interest due monthly.........  $14,475,691
Note payable to bank, bearing interest at prime rate plus
  0.75% (9.25% at December 31, 1997), interest due
  monthly...................................................   10,970,000
Notes payable to bank, bearing interest at prime rate plus
  0.25% (8.75% at December 31, 1997), interest due
  monthly...................................................    3,467,500
Notes payable to bank, bearing interest at prime rate plus
  0.25% (8.75% at December 31, 1997), interest due
  monthly...................................................      247,363
                                                              -----------
Total long-term debt........................................  $29,160,554
                                                              ===========



     Annual principal payments required on long-term debt are as follows:



1999........................................................  $29,160,554
                                                              ===========


     The Company had no additional borrowings available under its revolving loan at December 31, 1997.

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The Company had $494,221 outstanding under letters of credit at December 31, 1997. The Company had no outstanding amounts at December 31, 1996.


     In October 1996, a portion of the net proceeds from the Company's initial public offering were used to repay all outstanding debt.


     In January 1996, the Company borrowed $290,000 at 12% per annum from officers and shareholders. The loans were repaid in full with interest as of April 1996.


     In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended credit agreement consists of
(i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company. The credit agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The revised credit agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due April, 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing through the sale of equity or debt securities, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. The additional funds are available to the Company at certain points during the year and are subject to certain conditions and covenants, which include minimum tangible net worth, working capital, net sales, and EBIDTA requirements, as well as ratios relating to debt coverages. The Credit Agreement also prohibits the Company from paying dividends to its shareholders. In consideration for the amendments to the Credit Agreement, the Company issued 400,000 shares of the Company's common stock to an affiliate of its lender. The Company has agreed to file a registration statement related to these shares with the Securities and Exchange Commission by April 30, 1998. Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the revised Credit Agreement.



     The Company made interest payments totaling $1,599,857, $1,809,505 and $1,014,565 during the years ended December 31, 1997, 1996 and 1995, respectively.


8.  INCOME TAXES

     The difference between the income tax benefit based upon the federal statutory income tax rate and the income tax benefit recorded in the financial statements is attributable to the following:


                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1997         1996        1995
                                                             -----------   ---------   ---------
Income tax benefit at federal statutory rate (34%).........  $(4,890,000)  $(950,000)  $(815,000)
Change in deferred tax valuation allowance.................    4,861,000     996,900     737,900
Antone S corporation earnings..............................           --          --     (45,700)
Other......................................................      (29,000)    (46,900)     22,800
                                                             -----------   ---------   ---------
                                                             $        --   $      --   $(100,000)
                                                             ===========   =========   =========

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Deferred tax liabilities:
  Tax over book depreciation................................  $   (52,200)   $  (124,300)
  Amortization of intangibles...............................     (106,000)            --
  Other.....................................................       (4,000)            --
                                                              -----------    -----------
Total deferred tax liabilities..............................     (162,200)      (124,300)
                                                              -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards..........................    4,092,700             --
  Deferred compensation.....................................           --      1,284,600
  Sales return allowance....................................      675,500        141,700
  Inventory valuation allowance.............................      820,200        129,600
  Deferred license income...................................      189,000        122,400
  Allowance for doubtful accounts...........................      485,100         58,700
  Accrued lease obligations.................................      205,200             --
  Accrued severance.........................................      119,000             --
  Accrued vacation..........................................       48,200         46,200
  Warranty reserves.........................................       61,200         34,000
  Accrued liabilities of affiliate..........................           --         31,900
  Other.....................................................      164,900        112,800
                                                              -----------    -----------
Total deferred tax assets...................................    6,861,000      1,961,900
                                                              -----------    -----------
Net deferred taxes..........................................    6,698,800      1,837,600
                                                              ===========    ===========
Valuation allowance.........................................  $(6,698,800)   $(1,837,600)
                                                              ===========    ===========



     At December 31, 1997, the Company had net operating loss carryforwards of approximately $12,000,000, which expire in 2012.


     No income tax payments were made during the years ended December 31, 1997, 1996 and 1995.

9. COMMITMENTS AND CONTINGENCIES

Lease Agreements

     Since 1994, the Company has been leasing its primary operating and office premises under a noncancellable operating lease, expiring in March 2000. Terms of this lease include 4% annual rental payment increases. The owner of these premises is a current shareholder and the former majority owner of Gargoyles. Rent expense under this lease totaled $231,702, $222,798 and $214,725 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In September 1996, the Company leased additional office and warehouse space under an operating lease, expiring in December 1998. Terms of this lease include monthly rental payments of $11,865.

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     During 1995, the Company leased additional office space under a noncancelable operating lease, expiring in October 2000. Terms of this lease include monthly rental payments of $3,407.


     In July, 1997, the Company entered into a ten-year lease agreement for office and warehouse space located in Lynnwood, Washington. In January 1998, the Company vacated certain of its facilities. The minimum lease schedule below does not assume any rent reductions resulting from future landlord negotiations on vacated facilities.



     In connection with the Company's 1997 acquisitions, the Company assumed certain noncancellable operating leases requiring monthly payments of approximately $33,000 with terms expiring June 1999 through November 2001.


     Minimum future lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
1998........................................................  $1,381,397
1999........................................................   1,304,276
2000........................................................   1,101,755
2001........................................................     949,370
2002........................................................     700,000
Thereafter..................................................   3,500,000
                                                              ----------
                                                              $8,936,798
                                                              ==========

Endorsement and Licensing Agreements


     The Company enters into endorsement contracts from time to time with certain athletes and others to promote the Company's products. The Company has also entered into license agreements with the owners of the Hobie, Stussy, Timberland and Ellen Tracy brands and into an exclusive distributor agreement for Emmanuelle Khanh eyewear. These license agreements include royalty payments ranging between 2% and 10% of net sales and include minimum payments based on expected levels for net sales. In addition, the agreements require annual minimum advertising expenditures.


     Minimum annual payments under these agreements are as follows:


                                                              ENDORSEMENT     LICENSE
                  YEAR ENDING DECEMBER 31,                     CONTRACTS    AGREEMENTS
                  ------------------------                    -----------   -----------
1998........................................................   $191,000     $ 2,896,322
1999........................................................     90,000       4,551,639
2000........................................................         --       5,729,473
2001........................................................         --       2,827,844
2002 and thereafter.........................................         --       2,828,785
                                                               --------     -----------
                                                               $281,000     $18,834,063
                                                               ========     ===========


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

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

net sales, with certain annual minimum payments. The agreement expires June 30, 2002, with an option to renew for an additional five years.

Litigation

     The Company is currently involved in two lawsuits involving (i) claims by the Company against a third party related to alleged infringement of the Company's toric curve technology and (ii) claims by a former employee against the Company alleging wrongful termination and discrimination under various laws. In the opinion of management, the ultimate resolution of such litigation will not have a significant adverse effect on the Company's financial condition or the results of its operations.

10.  EMPLOYEE BENEFIT PLAN

     In March 1995, the Company introduced a 401(k) savings plan for all full-time employees age 21 or older with one year of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 50% of each dollar contributed by a participant, with a maximum matching contribution of 3% of a participant's earnings. The Company's contributions to the plan vest over six years and totaled $91,864, $72,288 and $37,949 ended December 31, 1997, 1996 and 1995, respectively.

11.  SHAREHOLDERS' EQUITY

Stock Dividend

     On August 29, 1996, the Company's Board of Directors approved a stock dividend in the amount of 4.45 shares for every one share of common stock outstanding, thereby giving effect to a 5.45-to-1 stock split payable on August 29, 1996. On August 28, 1996, the Company filed its Restated Articles of Incorporation to increase the number of authorized shares to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock. The Board of Directors of the Company has the authority to fix and determine the designations, preferences, limitations and relative rights attributable to such preferred shares. The accompanying financial statements have been restated to give effect to the stock dividend.

Initial Public Offering


     On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in October 1996.


Stock Options

     The Company established the 1995 Stock Option Plan to provide for the granting of incentive and nonqualified options to purchase up to 286,844 shares of common stock. In September 1996, the Company amended the plan to provide for the granting of options to purchase up to 817,500 shares of common stock. Generally, options granted vest over a four-year period. Certain options require acceleration of vesting if specific operational goals are achieved. Options under this plan have been granted at estimated fair value on the date of grant and expire after ten years. The plan expires in 2005.


     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively; risk-free interest rates of 5.71%, 6.21% and 5.38%; expected volatility range for the

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


Company's common stock of 29.6 to 38.6 %, divided yield of 0.0% and a weighted average expected option life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and are not likely to be representative of the effects on reported net income for future periods. In addition, the effect of applying Statement No. 123 for providing pro forma disclosures for 1997, 1996 and 1995 is not likely to be indicative of the results in future periods because options vest over several years and additional awards are generally made each year.



     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:



                                                           DECEMBER 31,
                                            -------------------------------------------
                                                1997            1996           1995
                                            ------------    ------------    -----------
Reported net loss.........................  $(14,381,801)   $ (2,794,008)   $(2,296,815)
Pro forma net loss........................   (14,800,010)     (3,056,547)    (2,325,439)
Reported net loss per share...............         (1.94)          (0.47)         (0.43)
Pro forma net loss per share..............         (1.99)          (0.51)         (0.43)


     Stock option activity and option price information are as follows:


                                                          NUMBER OF        OPTION PRICE
                                                           SHARES           PER SHARE
                                                          ---------    --------------------
Granted.................................................   480,055     $3.48    --   $ 5.50
Canceled................................................   (28,676)                  $ 3.48
                                                           -------
Balance at December 31, 1995............................   451,379     $3.48    --   $ 5.50
Granted.................................................    44,785     $7.34    --   $16.00
Canceled................................................        --
                                                           -------
Balance at December 31, 1996............................   496,164     $3.48    --   $16.00
Granted.................................................   205,626     $7.13    --   $ 9.38
Canceled................................................   (67,274)    $3.48    --   $16.00
Exercised...............................................   (18,183)    $3.48    --   $ 5.50
                                                           -------
Balance at December 31, 1997............................   616,333     $3.48    --   $16.00
                                                           =======



     Options exercisable were 210,444, 130,746 and 45,533 as of December 31, 1997, 1996 and 1995, respectively.



     The weighted average fair value of options granted using the Black-Scholes multiple option pricing model is $3.68, $4.89 and $1.87 in 1997, 1996 and 1995, respectively.

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Outstanding and exercisable options by price range as of December 31, 1997 are as follows:


                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                      -----------------------------------------   -----------------------------
                                        OPTIONS      WEIGHTED                       OPTIONS
                                      OUTSTANDING     AVERAGE                     EXERCISABLE
                                         AS OF       REMAINING      WEIGHTED         AS OF          WEIGHTED
                                      DECEMBER 31,     TERM         AVERAGE       DECEMBER 31,      AVERAGE
                                          1997        (YEARS)    EXERCISE PRICE       1997       EXERCISE PRICE
                                      ------------   ---------   --------------   ------------   --------------
$3.48 -- $ 4.58.....................    385,763        7.68          $3.49          149,857          $3.50
$5.50 -- $ 8.00.....................     88,732        8.66          $7.00           27,997          $6.51
$8.63 -- $16.00.....................    141,838        9.14          $8.94           32,590          $9.36
                                        -------                                     -------
$3.48 -- $16.00.....................    616,333        8.16          $5.25          210,444          $4.81
                                        =======                                     =======


     In January 1996, an outside member of the Company's Board of Directors purchased a warrant for $56,000 that provides for the issuance of 38,150 shares of common stock at a price of $4.58 per share. The warrant can be exercised any time prior to December 2005.

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


     In connection with the recapitalization of Gargoyles, Antone was merged into Gargoyles. Antone was wholly-owned by the former majority owner of Gargoyles. Antone provided assembly operations for Gargoyles. The merger was accounted for as a pooling of interests due to common ownership, and financial statements for all periods prior to the recapitalization have been restated to reflect the pooling.


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

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

12.  ACQUISITION OF HOBIE

     On February 13, 1996, Gargoyles purchased all of the issued and outstanding stock of H.S.I. ("Hobie"). Hobie was the manufacturer of Hobie Polarized Sunglasses under an exclusive license agreement for use of the name Hobie on sunglasses.

     The acquisition has been accounted for using the purchase method of accounting. Accordingly, the allocation of the purchase price of $3,974,900, of which $3,380,014 was paid in cash, has been based on the fair value of the assets acquired and liabilities assumed. Included in the purchase price are consulting service fees of up to an aggregate of $300,000 to two of Hobie's former shareholders. As consideration for certain noncompetition covenants, the Company agreed to pay an aggregate of $200,000 in 12 monthly installments and issue an aggregate of 14,540 shares of its common stock to two of Hobie's former shareholders. Costs in excess of the fair market value of assets and liabilities acquired are reflected as intangibles, the most significant component of which is the Hobie license agreement, which is amortized over the remaining 27-year license period of the Hobie brand name.

     Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:


                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
Sales.......................................................  $33,405,000   $21,940,000
Gross profit................................................   19,495,000    12,931,000
Net loss....................................................   (2,951,000)   (3,021,000)
Net loss per share..........................................         (.48)         (.53)


13.  INVESTMENT IN THE KINDLING COMPANY


     In May 1996, the Company formed Kindling, a majority-owned subsidiary, to design, develop, manufacture and distribute sunglasses and ophthalmic frames under the Timberland brand name. The Company contributed $1,200,000 for its 70% interest in Kindling. The Company may also be required to contribute an additional $300,000 to Kindling's capital if Kindling deems such additional amount necessary and makes a demand prior to January 1, 2000. The Company further agreed that certain key employees of Kindling may be granted up to an aggregate of 10% of Kindling's common stock owned by the Company upon achievement of certain operating objectives. Kindling management met their operating objectives for 1997, and the Company will be transferring a total of 3,500 shares, or 2.5% of the Company's holdings of its Kindling stock to members of Kindling management. For the year ended December 31, 1996, the Company incurred $299,338 in net operating expenses used to fund start-up activities of Kindling.


14.  ACQUISITION OF SUNGOLD

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

     The acquisition was accounted for using the purchase method of accounting. The total purchase price of $11,700,000 was allocated to the purchased assets based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

intangibles and include trademarks, tradenames, non-competition agreements, license agreements and goodwill, which are amortized over various periods not exceeding 25 years. Included in the agreement are royalty payments due to the seller if certain net sales and gross margin targets are achieved in each of the years ending December 31, 1997, 1998 and 1999. Such royalty payments are to be made on the first day of April in the following calendar year and will be accounted for as adjustments to the purchse price. At December 31, 1997, the Company has accrued $600,000 for royalty payments potentially earned by Sungold in 1997.

     Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:


                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Sales.......................................................  $45,258,314   $46,498,986
Gross profit................................................   26,376,028    27,338,423
Net loss....................................................  (13,823,188)   (2,640,425)
Net loss per share..........................................        (1.86)        (0.44)


15.  ACQUISITION OF PRIVATE EYES

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

     The acquisition was accounted for using the purchase method of accounting. The total purchase price of $8,000,000 was allocated to the purchased assets based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles and include trademarks, tradenames, non-competition agreements, license and distributor agreements and goodwill, which are amortized over various periods not exceeding 25 years. Included in the agreement are contingent payments due to the seller if certain net sales and gross margin targets are achieved in each of the years ending December 31, 1997, 1998 and 1999. Such contingent payments are to be made within 55 days following the calendar year and will be accounted for as adjustments to the purchase price. Private Eyes did not achieve its goals under the contingent price agreement in 1997.

     Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Sales.......................................................  $43,225,564   $41,599,624
Gross profit................................................   25,095,094    23,323,068
Net loss....................................................  (14,275,353)   (2,691,098)
Net loss per share..........................................        (1.92)        (0.45)

                                GARGOYLES, INC.

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


16.  RELATED-PARTY TRANSACTIONS



     Prior to 1996, the Company had advanced funds to Conquest Sports, Inc. ("Conquest," formerly Pro-Tec, Inc.), an affiliate with similar shareholders as the Company prior to the initial public offering. In addition, the Company had guaranteed certain liabilities of Conquest. Conquest incurred losses in 1995 and Company management concluded that it is likely Conquest will be unable to meet its obligations. Accordingly, in the fourth quarter of 1995, the Company recorded a provision related to Conquest in the amount of $1,597,051. At December 31, 1997, Conquest has approximately $200,000 outstanding on a loan with a bank, which is secured by a note receivable from the purchaser of certain of the assets and guaranteed by the Company.



     On February 24, 1996, Adidas filed a complaint against the Company and others related to products sold by adidas America, Inc. ("Adidas") to Axcent Sports, Inc., a related party. Pursuant to an Indemnity Agreement dated September 26, 1996, a shareholder of the Company and its then President agreed, jointly and severally, to indemnify and hold harmless the Company from any losses related to the Adidas litigation. A settlement of the litigation was reached and the indemnitors paid $200,000 to Adidas in exchange for a full release of the Company and all of its affiliates.



     On April 9, 1997, the Company advanced funds to its then President and Chief Executive Officer, as evidenced by an unsecured promissory note for $531,299, relating to an individual income tax payment resulting from the exercise of non-qualified stock options. The promissory note bears interest at 5.75% per annum and matures on February 15, 1999, and has been fully reserved at December 31, 1997.



     On July 24, 1997, the Company advanced funds to its then President and Chief Executive Officer, as evidenced by a promissory note for $118,000, related to an indemnity obligation resulting from a dispute between the Company and Adidas. The note bears interest at the prime rate (8.5% at December 31, 1997), is secured by 15,000 shares of the Company's stock and matures on July 25, 1998. As part of a severance agreement between the Company and its former President, the note was forgiven and the pledged shares were transferred to the Company.



     Periodically during 1997, as an accommodation to its then President and Chief Executive Officer, the Company made payments on the President's behalf for amounts due under a loan from U.S. Bank to the President, the proceeds of which were used to purchase common stock of the Company in March 1995. On March 11, 1996, the President executed an unsecured promissory note to the Company for $56,307. The note bears interest at 5.75% per annum and matures on February 15, 1999, and has been fully reserved at December 31, 1997.


     The Company provides shipping and receiving, customer service, accounting, administrative support and operations management to Kindling at no cost to Kindling.

     The Company had $62,227 and $86,368 due from employees at December 31, 1997 and 1996, respectively.


17.  SEVERANCE, RELOCATION AND OTHER EXPENSES



     Severance and relocation expenses of $1.3 million in 1997 include estimated employee severance payments and benefits of $350,000, estimated lease obligations and other costs associated with the relocation of its Kent, Washington and Norwell, Massachusetts facilities of $704,000 and a write-off of leasehold improvements associated with the relocated facilities of $202,000. Other expenses of $2.0 million in 1997 include establishment of reserves against certain notes receivable from the Company's former president and CEO of $611,000, write-offs of obsolete production related assets for discontinued product lines of $720,000 and $729,000 related to the write-off of trade credits.

                                  SCHEDULE II


                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                  BALANCE AT   CHARGED TO                 BALANCE AT
                                                  BEGINNING    COSTS AND                    END OF
                                                  OF PERIOD     EXPENSE     DEDUCTIONS      PERIOD
                                                  ----------   ----------   -----------   ----------
Doubtful Accounts
--------------------
For the year ended December 31, 1995
  Allowance for doubtful accounts...............   $ 13,333    $   66,659   $   (69,637)  $   10,355
                                                   ========    ==========   ===========   ==========
For the year ended December 31, 1996
  Allowance for doubtful accounts...............   $ 10,355    $  269,633   $  (107,388)  $  172,600
                                                   ========    ==========   ===========   ==========
For the year ended December 31, 1997
  Allowance for doubtful accounts...............   $172,600    $1,075,560   $  (427,657)  $  820,503
                                                   ========    ==========   ===========   ==========
Obsolete, Slow Moving and Excess Inventory
------------------------------------------------
For the year ended December 31, 1995
  Inventory Reserve.............................   $100,000    $  533,456   $  (533,456)  $  100,000
                                                   ========    ==========   ===========   ==========
For the year ended December 31, 1996
  Inventory Reserve.............................   $100,000    $  736,000   $  (454,850)  $  381,150
                                                   ========    ==========   ===========   ==========
For the year ended December 31, 1997
  Inventory Reserve.............................   $381,150    $2,539,341   $  (949,040)  $1,971,451
                                                   ========    ==========   ===========   ==========
Sales Returns
--------------
For the year ended December 31, 1995
  Sales Return Reserve..........................   $140,000    $   70,000   $        --   $  210,000
                                                   ========    ==========   ===========   ==========
For the year ended December 31, 1996
  Sales Return Reserve..........................   $210,000    $  568,000   $  (361,717)  $  416,723
                                                   ========    ==========   ===========   ==========
For the year ended December 31, 1997
  Sales Return Reserve..........................   $416,723    $3,212,294   $(1,642,157)  $1,986,860
                                                   ========    ==========   ===========   ==========

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

ITEM 11.  EXECUTIVE COMPENSATION


     Information regarding executive compensation is incorporated by reference from the Company's 1998 Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") under the caption "Executive Compensation".


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


     See Index to Financial Statements at Item 8 on page 28 of this report.


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

10.19(1)    Investor Rights Agreement, dated as of May 17, 1996, among
            The D.W. Lauer Company, Douglas W. Lauer, Gargoyles, Inc.
            and The Timberland Company.
10.20*(1)   License Agreement, dated as of May 17, 1996, among The
            Timberland Company, Gargoyles, Inc. and the kindling
            company.
10.21(1)+   Incentive Pool Agreement, effective as of May 17, 1996,
            between Gargoyles, Inc. and Douglas W. Lauer.
10.22*(1)   License Agreement, effective January 1, 1989 between Hobie
            Designs, Inc. and H.S.I.
10.23*(1)   License Agreement dated as of May 31, 1996 among Ixela,
            Inc., Alexi Lalas and Gargoyles, Inc.
10.24(2)    Indemnity Agreement dated September 26, 1996 by Trillium
            Corporation and Douglas B. Hauff in favor of Gargoyles.
10.25(3)    Agreement, dated January 9, 1997, between Gargoyles and
            International Speedway Corporation.
10.26*(3)   Product Development and Licensing Agreement dated January 1,
            1997, between Gargoyles and Golden Bear Golf, Inc.
10.27(3)+   Registration Rights Agreement dated February 20, 1997,
            between Gargoyles and Douglas B. Hauff.
10.28(3)    Registration Rights Agreement dated February 20, 1997,
            between Gargoyles and Trillium Investors II.
10.29(4)    First Amended and Restated Credit Agreement dated April 7,
            1997, between U.S. Bank of Washington, National Association and Gargoyles, Inc.
10.30(5)    Second Amendment to First Amended and Restated Credit
            Agreement dated July 15, 1997, between U.S. Bank of
            Washington, National Association, and Gargoyles, Inc.
10.31(9)    Third Amendment to First Amended and Restated Credit
            Agreement dated January 15, 1998, between U.S. Bank of
            Washington, National Association, and Gargoyles, Inc.
10.32(9)    Fourth Amendment to First Amended and restated Credit
            Agreement dated January 30, 1998, between U.S. Bank of
            Washington, National Association, and Gargoyles, Inc.
10.33(9)    Fifth Amendment to First Amended and Restated Credit
            Agreement dated March 17, 1998, between U.S. Bank of
            Washington, National Association, and Gargoyles, Inc.
10.34(9)    Promissory Note dated April 9, 1997 between Douglas B. Hauff in favor of Gargoyles, Inc.
10.35(7)    Asset Purchase and Sale Agreement dated as of April 10, 1997 between Sungold Enterprises, Ltd., Sheldon Goldman, Lionel
            Goldman and Lionel Goldman, Trustee of The Lionel Goldman
            Family Trust u/a dated September 30, 1994 and Gargoyles
            Acquisition Corporation (n/k/a Sungold Eyewear, Inc.).
10.36(9)+   Employment Agreement dated as of April 10, 1997, between
            Gargoyles Acquisition Corporation (n/k/a Sungold Eyewear,
            Inc.) and Sheldon Goldman.
10.37(9)    Royalty Agreement dated April 10, 1997 between Gargoyles
            Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and
            Sungold Enterprises, Ltd.
10.38(9)    Nondisclosure and Noncompetition Agreement dated as of April
            10, 1997 between Gargoyles Acquisition Corporation (n/k/a
            Sungold Eyewear, Inc.) and Lionel Goldman.
10.39*(9)   Amended and Restated License Agreement dated April 10, 1997 between Stussy, Inc. and Sungold Enterprises, Ltd.
10.40(8)    Asset Purchase and Sale Agreement dated as of May 5, 1997
            between The Private Eyes Sunglass Corporation, Richard W.
            Hammel, Sr., Patricia Lynch, Annette Hammel, Robert Hammel
            and Ronald Hammel and Gargoyles Acquisition Corporation II
            (n/k/a Private Eyes Sunglass Corporation).

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

 10.63(9)    $250,000 Renewal Equipment Note dated January 15, 1998, by Gargoyles, Inc. in favor of U.S. Bank
             National Association.
 10.64(9)    Security Agreement dated January 15, 1998, between Sungold Eyewear, Inc. and U.S. Bank National
             Association.
 10.65(9)    Security Agreement dated January 15, 1998, between Private Eye Sunglass Corporation and U.S. Bank
             National Association.
 10.66(10)   Sixth Amendment to First Amended and Restated Credit Agreement dated March 31, 1998 between U.S. Bank of Washington, National Association and Gargoyles, Inc.
 21.1(9)     Subsidiaries of the registrant.
 23.1(10)    Consent of Ernst & Young LLP, Independent Auditors.
 27.1(10)    Financial Data Schedule.


---------------
  *  Confidential Treatment Requested
  +  Executive Compensation Plans and Arrangements

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-07573).

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996.


 (3) Incorporated by reference to the Company's Form 10-K Report for the year ended December 31, 1996.


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

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997.

 (7) Incorporated by reference to the Company's Form 8-K filed April 28, 1997.

 (8) Incorporated by reference to the Company's Form 8-K filed May 29, 1997.


 (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



(10) Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1998.


                                        GARGOYLES, INC.

                                        By:       /s/ LEO ROSENBERGER

                                           -------------------------------------
                                                      Leo Rosenberger
                                             Chief Executive Officer and Chief
                                                     Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.


                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ LEO ROSENBERGER               Chief Executive Officer and             April 14, 1998
---------------------------------------------  Chief Financial Officer
               Leo Rosenberger                 (Principal Executive Officer)

           /s/ KIMBERLY L. EIRING              Director of Finance                     April 14, 1998
---------------------------------------------  (Principal Accounting Officer)
             Kimberly L. Eiring

             /s/ ROBERT G. WOLFE               Chairman of the Board                   April 14, 1998
---------------------------------------------
               Robert G. Wolfe

            /s/ TIMOTHY C. POTTS               Director                                April 14, 1998
---------------------------------------------
              Timothy C. Potts

         /s/ WILLIAM D. RUCKELSHAUS            Director                                April 14, 1998
---------------------------------------------
           William D. Ruckelshaus

             /s/ PAUL S. SHIPMAN               Director                                April 14, 1998
---------------------------------------------
               Paul S. Shipman

            /s/ WALTER F. WALKER               Director                                April 14, 1998
---------------------------------------------
              Walter F. Walker

EXHIBIT                       DESCRIPTION
-------                       -----------
3.1(1)      Form of Amended and Restated Articles of Incorporation of
            the registrant currently in effect.
3.2(1)      Bylaws of the registrant currently in effect.
10.1(1)     Stock Purchase Agreement, dated as of March 14, 1995, among
            Gargoyles and certain other parties.
10.2(1)     Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest
            Sports, Inc., Antone Manufacturing, Inc. and the Founder.
10.3(1)     Stock Purchase Agreement, dated as of January 25, 1996,
            among Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff,
            H.S.I., a California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4(1)     Industrial Real Estate Lease (Single Tenant Facility) dated
            December 16, 1993, between Gargoyles, Inc. and DB&D
            Partnership.
10.5(1)     Lease Amendment dated as of March 17, 1995, between
            Gargoyles, Inc. and DB&D Partnership.
10.6*(1)    License Agreement dated as of October 1995, as amended as of
            October 18, 1995, between Gargoyles, Inc. and Ken Griffey,
            Jr.
10.7(1)+    Gargoyles, Inc. Common Stock Purchase Warrant, dated January
            1996, between Gargoyles, Inc. and Wally Walker.
10.8(9)+    Employment Agreement dated July 5, 1996, between Gargoyles,
            Inc. and Bruce Meckling.
10.9*(1)    License Agreement, dated August 14, 1996, between Gargoyles,
            Inc. and Dale Earnhardt.
10.10(1)+   Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.11(1)+   1995 Stock Incentive Compensation Plan.
10.12(1)    Amended and Restated Agreement Regarding Claim Rights, dated
            July 3, 1996, by and between the Founder, Gargoyles, Inc.
            and Conquest Sports, Inc.
10.13*(1)   Ratification of Settlement Agreement and General Release,
            dated April 12, 1995.
10.14*(1)   Trademark License Agreement dated as of April 12, 1995.
10.15(5)    Lease Agreement dated July 22, 1997, between Northwest Real
            Estate Carver, L.L.C., and Gargoyles, Inc.
10.16(6)    Amendment Number One to Lease Agreement dated September 25,
            1997, between Northwest Real Estate Carver, L.L.C., and
            Gargoyles, Inc.
10.17(1)    Agreement for Purchase of Common Stock, dated as of May 17,
            1996, among Gargoyles, Inc., The Timberland Company, Douglas
            W. Lauer and the kindling company (formerly The D.W. Lauer
            Company).
10.18(1)    Employment Agreement effective as of May 17, 1996, between
            Douglas W. Lauer and the kindling company.
10.19(1)    Investor Rights Agreement, dated as of May 17, 1996, among The D.W.
            Lauer Company, Douglas W. Lauer, Gargoyles, Inc. and The Timberland
            Company.
10.20*(1)   License Agreement, dated as of May 17, 1996, among The Timberland
            Company, Gargoyles, Inc. and the kindling company.
10.21(1)+   Incentive Pool Agreement, effective as of May 17, 1996, between
            Gargoyles, Inc. and Douglas W. Lauer.
10.22*(1)   License Agreement, effective January 1, 1989 between Hobie Designs,
            Inc. and H.S.I.
10.23*(1)   License Agreement dated as of May 31, 1996 among Ixela, Inc., Alexi
            Lalas and Gargoyles, Inc.
10.24(2)    Indemnity Agreement dated September 26, 1996 by Trillium Corporation and Douglas B. Hauff in favor of Gargoyles.
10.25(3)    Agreement, dated January 9, 1997, between Gargoyles and
            International Speedway Corporation.
10.26*(3)   Product Development and Licensing Agreement dated January 1, 1997, between Gargoyles and Golden Bear Golf, Inc.
10.27(3)+   Registration Rights Agreement dated February 20, 1997, between
            Gargoyles and Douglas B. Hauff.
10.28(3)    Registration Rights Agreement dated February 20, 1997, between
            Gargoyles and Trillium Investors II.
10.29(4)    First Amended and Restated Credit Agreement dated April 7, 1997, between U.S. Bank of Washington, National Association and Gargoyles,
            Inc.
10.30(5)    Second Amendment to First Amended and Restated Credit Agreement
            dated July 15, 1997, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.31(9)    Third Amendment to First Amended and Restated Credit Agreement dated
            January 15, 1998, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.32(9)    Fourth Amendment to First Amended and restated Credit Agreement dated January 30, 1998, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.33(9)    Fifth Amendment to First Amended and Restated Credit Agreement dated
            March 17, 1998, between U.S. Bank of Washington, National
            Association, and Gargoyles, Inc.
10.34(9)    Promissory Note dated April 9, 1997 between Douglas B. Hauff in favor of Gargoyles, Inc.
10.35(7)    Asset Purchase and Sale Agreement dated as of April 10, 1997 between
            Sungold Enterprises, Ltd., Sheldon Goldman, Lionel Goldman and
            Lionel Goldman, Trustee of The Lionel Goldman Family Trust u/a dated
            September 30, 1994 and Gargoyles Acquisition Corporation (n/k/a
            Sungold Eyewear, Inc.).
10.36(9)+   Employment Agreement dated as of April 10, 1997, between Gargoyles
            Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and Sheldon
            Goldman.
10.37(9)    Royalty Agreement dated April 10, 1997 between Gargoyles Acquisition
            Corporation (n/k/a Sungold Eyewear, Inc.) and Sungold Enterprises,
            Ltd.
10.38(9)    Nondisclosure and Noncompetition Agreement dated as of April 10,
            1997 between Gargoyles Acquisition Corporation (n/k/a Sungold
            Eyewear, Inc.) and Lionel Goldman.
10.39*(9)   Amended and Restated License Agreement dated April 10, 1997 between
            Stussy, Inc. and Sungold Enterprises, Ltd.
10.40(8)    Asset Purchase and Sale Agreement dated as of May 5, 1997 between
            The Private Eyes Sunglass Corporation, Richard W. Hammel, Sr.,
            Patricia Lunch, Annette Hammel, Robert Hammel and Ronald Hammel and
            Gargoyles Acquisition Corporation II (n/k/a Private Eyes Sunglass
            Corporation).
10.41(9)    Contingent Price Agreement dated as of May 14, 1997 between
            Gargoyles Acquisition Corporation II (n/k/a Private Eyes Sunglass
            Corporation) and The Private Eyes Sunglass Corporation.
10.42*(9)   License Agreement dated May 14, 1997 by and between Ellen
            Tracy Inc. and Gargoyles Acquisition Corporation II (n/k/a
            Private Eyes Sunglass Corporation).
10.43*(9)   Exclusive Distributorship Agreement dated October 25, 1997 between Cebe International S.A. and Private Eyes Sunglass
            Corporation.
10.44(9)    Lease dated March 1, 1989 between Gary Christopher and W.
            Blake Merrill as Trustees of AEP Realty Trust and Private
            Eyes Sunglass Corporation.
10.45(9)    Lease dated May 15, 1989 between Gary Christopher and W.
            Blake Merrill as Trustees of AEP Realty Trust and Private
            Eyes Sunglass Corporation (f/k/a Primetta Corporation).
10.46(9)    Second Amendment of Lease dated June 8, 1996 between Ronald
            L. Gordon as Trustee of AEP Realty Trust and Private Eyes
            Sunglass Corporation.
10.47(9)    Settlement Agreement dated as of May 30, 1997 between
            Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, La Haye
            Laboratories, Inc. and Neoptx, Inc.
10.48(9)    License Agreement dated as of June 30, 1997 between Neoptx,
            Inc. and Gargoyles, Inc.
10.49(9)    Settlement Agreement and Mutual Release dated as of July 14,
            1997 between Adidas America, Inc., Gargoyles, Inc., Conquest
            Sports, Inc., Axcent Sports, Inc., Sports Performance
            Products, Inc., Douglas Hauff and Trillium Corporation.
10.50(9)+   Promissory Note dated March 11, 1998 between Douglas B.
            Hauff in favor of Gargoyles, Inc.
10.51(9)+   Separation and Release Agreement dated January 30, 1998,
            between Steven R. Kingma and Gargoyles, Inc.
10.52(9)+   Separation and Release Agreement dated January 30, 1998
            between G. Travis Worth and Gargoyles, Inc.
10.53(9)+   Separation and Release Agreement dated February 2, 1998
            between David Jobe and Gargoyles, Inc.
10.54(9)+   Separation and Release Agreement dated March 11, 1998,
            between Douglas B. Hauff and Gargoyles, Inc.
10.55(9)+   Employment Agreement dated as of March 2, 1998, between
            Gargoyles, Inc. and Richard W. Hammel, Sr.
10.56(9)+   Employment Agreement dated as of March 2, 1998, between
            Gargoyles, Inc. and Patricia Lynch.
10.57(9)+   Mutual General Release and Payment Agreement dated as of
            March 2, 1998 between HXPE, Inc., f/k/a The Private Eyes
            Sunglass Corporation, Richard Hammel, Sr., Patricia Lynch,
            Gargoyles, Inc. and Gargoyles Acquisition Corporation II,
            a/k/a Private Eyes Sunglass Corporation.
10.58(9)+   Employment Agreement dated as of February 1, 1998 between
            Gargoyles, Inc. and Leo Rosenberger.
10.59(9)    Lease Agreement dated November 27, 1996, between Leonard
            Delalio and Robert P. Delalio and Sungold Enterprises
            Limited
10.60(9)    $16,470,000 Renewal Term Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.61(9)    $14,000,000 Renewal Revolving Note dated January 15, 1998, by Gargoyles, Inc. in favor of U.S. Bank National
            Association.
10.62(9)    $3,650,000 Renewal Equipment Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.63(9)    $250,000 Renewal Equipment Note dated January 15, 1998, by
            Gargoyles, Inc. in favor of U.S. Bank National Association.
10.64(9)    Security Agreement dated January 15, 1998, between Sungold Eyewear,
            Inc. and U.S. Bank National Association.
10.65(9)    Security Agreement dated January 15, 1998, between Private Eye
            Sunglass Corporation and U.S. Bank National Association.
10.66(10)   Sixth Amendment to First Amended and Restated Credit Agreement
            dated March 31, 1998 between U.S. Bank of Washington, National
            Association and Gargoyles, Inc.
21.1(9)     Subsidiaries of the registrant.
23.1(10)    Consent of Ernst & Young LLP, Independent Accountants.
27.1(10)    Financial Data Schedule.

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