Form 10-Q/A
period 1997-06-30
GARGOYLES INC
filed 1998-05-15
CIK 1016278

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                 GARGOYLES, INC.
                              INDEX TO FORM 10-Q/A
                                 AMENDMENT NO. 1

                                                                                                               PAGE(S)
                                                PART 1 - FINANCIAL INFORMATION
ITEM 1:               FINANCIAL STATEMENTS (UNAUDITED)
                        CONSOLIDATED BALANCE SHEETS.....................................................          1

                        CONSOLIDATED STATEMENTS OF OPERATIONS...........................................          2

                        CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................          3

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................          4

ITEM 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS...........................................          7

                                                 PART II - OTHER INFORMATION

ITEM 1:               LEGAL PROCEEDINGS.................................................................          12

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................          13

ITEM 6:               EXHIBITS AND REPORTS ON FORM 8-K..................................................          13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,     December 31,
                                                               1997          1996
                                                           ------------   ------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $    390,432   $  4,382,048
  Trade receivables, less allowances for doubtful
    accounts of $359,105 and $172,600                        18,996,398      8,897,879
  Inventories                                                14,781,118      5,881,884
  Trade credits                                                 305,900        624,295
  Other current assets and prepaid expenses                   5,754,505      1,542,802
                                                           ------------   ------------
Total current assets                                         40,228,353     21,328,908
Property and equipment, net                                   3,752,052      2,811,935
Intangibles, net                                             20,103,499      2,961,110
Other assets                                                    447,709        160,262
                                                           ============   ============
Total assets                                               $ 64,531,613   $ 27,262,215
                                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  8,841,717   $  3,380,895
  Accrued expenses and other current liabilities              5,580,370      2,347,738
  Current maturities of long-term debt                        3,480,000           --
                                                           ------------   ------------
Total current liabilities                                    17,902,087      5,728,633
                                                           ------------   ------------
Long-term debt                                               23,737,606            --
                                                           ------------   ------------
Deferred license income                                         180,000        360,000
                                                           ------------   ------------
Minority interest                                               235,070        270,198
                                                           ------------   ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, authorized shares --
     10,000,000, none issued                                       --              --
  Common stock, no par value, authorized shares --
     40,000,000, issued and outstanding --
     7,428,215 and 7,419,008                                 25,678,711     25,643,576
  Retained earnings (deficit)                                (3,201,861)    (4,740,192)
                                                           ------------   ------------
Total shareholders' equity                                   22,476,850     20,903,384
                                                           ------------   ------------

Total liabilities and shareholders' equity                 $ 64,531,613   $ 27,262,215
                                                           ============   ============


                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Quarter Ended               Six Months Ended
                                                June 30,                     June 30,
                                      ---------------------------   ---------------------------
                                          1997           1996          1997           1996
                                      ------------   ------------   ------------   ------------
Net sales                             $ 15,866,299   $ 10,632,523   $ 24,064,565   $ 17,626,816

Cost of sales                            5,713,772      4,520,790      8,795,769      7,386,185
                                      ------------   ------------   ------------   ------------

Gross profit                            10,152,527      6,111,733     15,268,796     10,240,631

License income                             221,736        132,663        331,736        293,609
                                      ------------   ------------   ------------   ------------

                                        10,374,263      6,244,396     15,600,532     10,534,240
                                      ------------   ------------   ------------   ------------

Operating expenses:
          Sales and marketing            5,396,833      2,617,767      8,186,038      4,985,350
          General and administrative     1,600,820      1,108,618      2,757,821      2,077,552
          Shipping and warehousing       1,045,387        792,181      1,454,417      1,070,638
          Research and development         398,865        197,602        764,156        332,658
          Stock compensation                   --       3,503,640            --       3,528,140
                                      ------------   ------------   ------------   ------------

Total operating expenses                 8,441,905      8,219,808     13,162,432     11,994,338
                                      ------------   ------------   ------------   ------------

Income (loss) from operations            1,932,358     (1,975,412)     2,438,100     (1,460,098)
                                      ------------   ------------   ------------   ------------

Other income (expense):
          Interest, net                   (533,060)      (631,747)      (506,269)    (1,161,119)
          Other                                --           2,148             --            282
                                      ------------   ------------   ------------   ------------
Total other income (expense)              (533,060)      (629,599)      (506,269)    (1,160,837)
                                      ------------   ------------   ------------   ------------

Income (loss) before income taxes        1,399,298     (2,605,011)     1,931,831     (2,620,935)

Income tax provision                       286,500            --         393,500            --
                                      ------------   ------------   ------------   ------------

Net income (loss)                     $  1,112,798   ($ 2,605,011)  $  1,538,331   ($ 2,620,935)
                                      ============   ============   ============   ============

Net income (loss) per share           $       0.14   ($      0.46)  $       0.20   ($      0.46)
                                      ============   ============   ============   ============

Weighted average common
          shares                         7,689,283      5,712,078      7,686,083      5,710,896
                                      ============   ============   ============   ============


                             See accompanying notes.

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                    1997          1996
                                                                                ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                               $  1,538,331   ($ 2,620,935)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation                                                                     466,080        208,306
    Amortization                                                                     195,158         57,346
    Deferred license income                                                         (180,000)       (90,000)
    Minority interest                                                                (35,128)             -
    Stock compensation                                                                     -      3,528,140
    Changes in assets and liabilities net of effects from purchase of Sungold,
        Private Eyes and Hobie:
           Accounts receivable                                                    (6,844,140)    (4,961,364)
           Inventories                                                            (5,836,318)       123,531
           Other current assets and other assets                                  (3,501,258)      (773,193)
           Accounts payable, accrued expenses and other
                current liabilities                                                3,802,433      1,871,189
                                                                                ------------   ------------
Net cash used in operating activities                                            (10,394,842)    (2,656,980)
                                                                                ------------   ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                             (1,163,376)      (398,450)
Purchase of Sungold                                                              (11,771,497)             -
Purchase of Private Eyes                                                          (7,914,642)             -
Purchase of Hobie                                                                          -     (3,974,900)
                                                                                ------------   ------------
Net cash used in investing activities                                            (20,849,515)    (4,373,350)
                                                                                ------------   ------------

FINANCING ACTIVITIES
Net proceeds  from issuance of long-term debt                                     14,620,000      5,260,000
Principal payments on long-term debt                                                 (60,833)      (386,332)
Net proceeds  under revolving line of credit                                      12,658,439      2,123,142
Proceeds from stock issuance                                                          35,135              -
Proceeds from warrant issuance                                                             -         56,000
                                                                                ------------   ------------
Net cash provided by financing activities                                         27,252,741      7,052,810
                                                                                ------------   ------------

Net increase (decrease) in cash and cash equivalents                              (3,991,616)        22,480

Cash and cash equivalents, beginning of period                                     4,382,048            900
                                                                                ------------   ------------

Cash and cash equivalents, end of period                                        $    390,432   $     23,380
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

           The quarter ended June 30, 1997 has been restated to reflect adjustments relating to the timing of sales recognition and sales with right of return, reducing net income and net income per share by $171,577 and $.03, respectively.

           The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

2.  INVENTORIES

           Inventories consist of the following:


                                                                         June 30,    December 31,
                                                                           1997         1996
                                                                        -----------  -----------
Raw materials........................................................   $ 6,148,561  $ 4,503,054

Finished goods .......................................................    8,632,557    1,378,830
                                                                        -----------  -----------
                                                                        $14,781,118  $ 5,881,884
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

           Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:


                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  1997           1996
                                                               -----------  ------------
Sales..........................................................$28,325,752  $ 26,479,433
Gross profit................................................... 17,635,734    15,761,391
Net income (loss) .............................................  1,682,694    (2,238,638)
Net income (loss) per share ...................................$       .22  $       (.39)


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

           Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, and reflecting the pro forma effect of the Sungold acquisition, is as follows:


                                                                Six Months Ended June 30,
                                                               --------------------------
                                                                  1997           1996
                                                               ------------  ------------
Sales .........................................................$ 32,463,817  $ 31,288,896
Gross profit...................................................  19,922,279    17,890,997
Net income (loss) .............................................   1,658,962    (2,415,131)
Net income (loss) per share ...................................$        .22  $       (.42)


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

RESULTS OF OPERATIONS

           The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:


                                  Three Months     Six Months
                                     Ended           Ended
                                    June 30,        June 30,
                                 -------------    -------------
                                  1997   1996     1997    1996
                                 -----   -----    -----   -----
Net sales ...................    100.0%  100.0%   100.0%  100.0%

Cost of sales ...............     36.0    42.5     36.6    41.9
                                 -----   -----    -----   -----
Gross profit ................     64.0    57.5     63.4    58.1
License income ..............      1.4     1.2      1.4     1.7
Operating expenses:
  Sales and marketing .......     34.0    24.6     34.0    28.3
  General and administrative      10.1    10.4     11.5    11.8
  Shipping and warehousing ..      6.6     7.5      6.0     6.0
  Research and development ..      2.5     1.9      3.2     1.9
  Stock compensation ........       --    33.0       --    20.0
                                 -----   -----    -----   -----
    Total operating expenses      53.2    77.4     54.7    68.0
                                 -----   -----    -----   -----
Income (loss) from operations     12.2%  (18.7%)   10.1%   (8.2%)
                                 =====   =====    =====   =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

           Net sales. Net sales increased to $15.9 million for the quarter ended June 30, 1997 from $10.6 million for the quarter ended June 30, 1996. This increase was primarily the result of (i) increased sales to retail channels other than sunglass specialty (ii) sales of Timberland eyewear, introduced in March 1997 and (iii) sales from the Company's Sungold and Private Eyes acquisition in the 1997 second quarter. Sales from these new brands totaled $6.3 million. These increases were partially offset by significantly lower sales to Sunglass Hut, the Company's largest customer.

           Gross profit. Gross profit increased to $10.2 million for the quarter ended June 30, 1997 from $6.1 million for the quarter ended June 30, 1996. Gross margin increased to 64.0% in the 1997 quarter from 57.5% in the 1996 quarter. The increase in gross margin in 1997 was attributable, in part, to achieving cost efficiencies in the production process and improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts. The Company's sales to Sunglass Hut decreased to approximately 11% of the Company's net sales in the 1997 quarter from 34% in the 1996 quarter.

           License income. License income increased to $222,000 for the quarter ended June 30, 1997 from $133,000 for the quarter ended June 30, 1996. This increase was the result of an increase in the sales of licensed product.

           Operating expenses. Operating expenses increased to $8.4 million for the quarter ended June 30, 1997 from $8.2 million for the quarter ended June 30, 1996. As a percentage of net sales, operating expenses decreased to 53.2% in the 1997 quarter from 77.4% in the 1996 quarter. Sales and marketing expenses increased $2.8 million in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expenses increased to 34.0% in the 1997 quarter from 24.6% in the 1996 quarter. General and administrative expenses increased $492,000 in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, general and administrative expenses decreased to 10.1% in the 1997 quarter from 10.4% in the 1996 quarter. Shipping and warehousing expenses increased $253,000 in the 1997 quarter, primarily as a result of increased sales. As a percentage of net sales, shipping and warehousing expenses decreased to 6.6% in the 1997 quarter from 7.5% in the 1996 quarter. Research and development expenses increased $201,000 in the 1997 quarter, primarily as a result of the Sungold and Private Eyes acquisitions, the expansion of the Gargoyles and Hobie lines in 1997 and new Timberland products. As a percentage of net sales, research and development expenses were 2.5% and 1.9% in the second quarters of 1997 and 1996, respectively. Operating expenses for the quarter ended June 30, 1996 included a nonrecurring, noncash stock compensation charge associated with a non-qualified stock option granted to an officer of the Company.

           Income from operations. The Company's income from operations increased to $1.9 million for the quarter ended June 30, 1997 from a loss of ($2.0) million for the quarter ended June 30, 1996. As a percentage of net sales, income from operations increased to 12.2% in the second quarter of 1997 from a loss of (18.7%) in the second quarter of 1996. Adjusted for the nonrecurring, noncash stock compensation charge in the second quarter of 1996, income from operations for the second quarter 1996 would have been $1.5 million or 14.3% of net sales.

           Interest expense. Interest expense decreased to $533,000 for the quarter ended June 30, 1997 from $632,000 for the quarter ended June 30, 1996. The decrease resulted from the Company's use of the net proceeds from its initial public offering in October 1996 to pay off outstanding debt during the fourth quarter of 1996. During the first half of 1997, the Company has borrowed $20 million to finance the acquisitions of Sungold and Private Eyes, and has borrowed $7 million to support its seasonal cash flow needs.

           Income tax provision. The Company's income tax provision was $286,500 for the quarter ended June 30, 1997 compared to an income tax benefit of zero for the quarter ended June 30, 1996. Differences from the federal statutory income tax rate of 34% resulted in 1997 from decreases in the reserve against certain tax assets and in 1996 from increases in the reserve against certain tax assets.

           Net income. As a result of the items discussed above, the Company's net income was $1.1 million or $.14 per share for the quarter ended June 30, 1997 compared to a net loss of ($2.6) million or ($.46) per share for the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

           Net sales. Net sales increased to $24.1 million for the six months ended June 30, 1997 from $17.6 million for the six months ended June 30, 1996. This increase was primarily the result of (i) increased sales to retail channels other than sunglass specialty, (ii) sales of Timberland eyewear, introduced in March 1997 (iii) and sales from the Company's Sungold and Private Eyes acquisitions in the 1997 second quarter. Sales from these new brands totaled $6.3 million. These increases were partially offset by significantly lower sales to Sunglass Hut, the Company's largest customer.

           Gross profit. Gross profit increased to $15.3 million for the six months ended June 30, 1997 from $10.2 million for the six months ended June 30, 1996. Gross margin increased to 63.4% in the 1997 period from 58.1% in the 1996 period. The increase in gross margin in 1997 was attributable, in part, to improvements in pricing due to the growth and popularity of the Company's brands. In addition, the gross margin improvement was attributable to reduced purchases by Sunglass Hut, which receives higher volume discounts than the Company's other accounts. The Company's sales to Sunglass Hut decreased to approximately 15% of the Company's net sales in 1997 from 37% in 1996.

           License income. License income increased to $332,000 for the six months ended June 30, 1997 from $294,000 for the six months ended June 30, 1996. This increase was the result of an increase in the licensed related product sales.

           Operating expenses. Operating expenses increased to $13.2 million for the six months ended June 30, 1997 from $12.0 million for the six months ended June 30, 1996. As a percentage of net sales, operating expenses decreased to 54.7% in the 1997 period from 68.0% in the 1996 period. Sales and marketing expenses increased $3.2 million in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes and increased marketing expenditures to support the Company's channel diversification strategy. As a percentage of net sales, sales and marketing expense increased to 34.0% in the 1997 period from 28.3% in the 1996 period. General and administrative expenses increased $680,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes. As a percentage of net sales, general and administrative expenses decreased to 11.5% in the 1997 period from 11.8% in the 1996 period. Shipping and warehousing expenses increased $384,000 in the 1997 period, primarily as a result of increased sales. As a percentage of net sales, shipping and warehousing expenses remained consistent at 6.0% in the 1997 and 1996 periods. Research and development expenses increased $431,000 in the 1997 period, primarily as a result of the acquisitions of Sungold and Private Eyes, expanding the Gargoyles and Hobie lines and new Timberland products. As a percentage of net sales, research and development expenses increased to 3.2% in the 1997 period from 1.9% in the 1996 period. Stock compensation expense for the period ended June 30, 1996 included a nonrecurring, noncash stock compensation charge associated with a non-qualified stock option granted to an officer of the Company.

           Income from operations. The Company's income from operations increased to $2.4 million for the six months ended June 30, 1997 from a loss of ($1.5) million for the six months ended June 30, 1996. As a percentage of net sales, income from operations increased to 10.1% in the 1997 period from a loss of (8.2%) in the 1996 period. Adjusted for the nonrecurring, noncash stock compensation charge in the second quarter of 1996, income from operations would have been $2.1 million or 11.8% of net sales.

           Interest expense. Net interest expense decreased to $506,000 for the six months ended June 30, 1997 from $1.2 million for the six months ended June 30, 1996. The decrease resulted from the Company's use of the net proceeds from its initial public offering in October 1996 to pay off outstanding debt during the fourth quarter of 1996. During the first half of 1997, the Company has borrowed $20 million to finance the acquisitions of Sungold and Private Eyes, and has borrowed $7 million to support its seasonal cash flow needs.

           Income tax provision. The Company's income tax provision was $394,000 for the six months ended June 30, 1997 compared to an income tax benefit of zero for the six months ended June 30, 1996. Differences from the federal statutory income tax rate of 34% resulted in 1997 from decreases in the reserve against certain tax assets and in 1996 from increases in the reserve against certain tax assets.

           Net income. As a result of the items discussed above, the Company's net income was $1.5 million or $.20 per share for the six months ended June 30, 1997 compared to a net loss of ($2.6) million or ($.46) per share for the six months ended June 30, 1996.


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

SEASONALITY

           The following table sets forth certain unaudited quarterly data for the periods show:


             1997 Quarter Ended          1996 Quarter Ended
                (in millions)               (in millions)
              -----------------  ----------------------------------
              Mar. 31   June 30  Mar. 31  June 30  Sept.30  Dec. 31
              --------  -------  -------  -------  -------  -------
Net sales ..  $   8.2   $  15.9  $   7.0  $  10.6  $   8.9  $   6.6
Gross profit      5.1      10.2      4.1      6.1      5.2      4.0


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

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS
Exhibit 10.1         Second Amended and Restated Credit Agreement dated July
                     15, 1997, between U.S. Bank of Washington, National
                     Association, and Gargoyles, Inc. (Filed in the Company's
                     June 30, 1997 Form 10-Q filed with the Securities and
                     Exchange Commission on August 14, 1997.)
Exhibit 10.2         Lease agreement dated July 22, 1997, between Northwest
                     Real Estate Carver, L.L.C., and Gargoyles, Inc. (Filed in the Company's June 30, 1997 Form 10-Q filed with the
                     Securities and Exchange Commission on August 14, 1997.)
Exhibit 11.1         Computation of Earnings Per Share
Exhibit 27.1         Financial Data Schedule


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


                                         Gargoyles, Inc.
                                        (Registrant)



May 15, 1998                                 /s/ Leo Rosenberger
                                        -------------------------------------
                                                 Leo Rosenberger
                                               Chief Executive Officer,
                                        Chief Financial Officer and Treasurer

                              EXHIBIT INDEX


EXHIBIT
NUMBER               EXHIBIT DESCRIPTION

Exhibit 10.1         Second Amended and Restated Credit Agreement dated
                     July 15, 1997, between U.S. Bank of Washington, National Association, and Gargoyles, Inc. (Filed in the Company's June 30, 1997 Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.)
Exhibit 10.2 Lease agreement dated July 22, 1997, between Northwest Real Estate Carver, L.L.C., and Gargoyles, Inc. (Filed in the Company's June 30, 1997 Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.)
Exhibit 11.1         Computation of Earnings Per Share
Exhibit 27.1         Financial Data Schedule