Form 10-Q
period 1998-03-31
GARGOYLES INC
filed 1998-05-15
CIK 1016278

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                               Yes [X]    No [ ]

As of March 31, 1998, there were 7,837,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

================================================================================

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q

                                                                             PAGE(S)
                                                                             -------
                          PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)

            Consolidated Balance Sheets ....................................     1

            Consolidated Statements of Operations ..........................     2

            Consolidated Statements of Cash Flows ..........................     3

            Notes to Consolidated Financial Statements .....................     4

Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................     7

Item 3:   Quantitative and Qualitative Disclosure about Market Risk ........     *

                             PART II - OTHER INFORMATION

Item 1:   Legal Proceedings ................................................    10

Item 2:   Changes in Securities and Use of Proceeds ........................     *

Item 3:   Defaults upon Senior Securities ..................................     *

Item 4:   Submission of Matters to a Vote of Security Holders ..............     *

Item 5:   Other Information ................................................    10

Item 6:   Exhibits and Reports on Form 8-K .................................    10

* Omitted as not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,          DECEMBER 31,
                                                                   1998                 1997
                                                               ------------         ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                    $    703,841         $    892,176
  Trade receivables, net                                         10,186,610            8,540,120
  Inventories, net                                               12,312,610           13,057,024
  Other current assets and prepaid expenses                       2,285,337            1,792,124
                                                               ------------         ------------
Total current assets                                             25,488,398           24,281,444
Property and equipment, net                                       2,311,235            2,441,133
Intangibles, net                                                 20,996,184           21,232,817
Other assets                                                      1,341,186              671,411
                                                               ------------         ------------
Total assets                                                   $ 50,137,003         $ 48,626,805
                                                               ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  8,170,333         $  6,487,131
  Accrued expenses and other current liabilities                  5,168,840            6,402,287
  Current portion of long-term debt                               9,030,000                   --
                                                               ------------         ------------
Total current liabilities                                        22,369,173           12,889,418

Long-term debt, net of current portion                           21,893,413           29,160,554

Commitments and contingencies

Shareholders' equity:
  Preferred stock                                                        --                   --
  Common stock, no par value, authorized shares --
    40,000,000, issued and outstanding --
    7,837,191 and 7,437,191, respectively                        26,574,281           25,711,782
  Accumulated deficit                                           (20,664,169)         (19,121,995)
  Cumulative translation adjustment                                 (35,695)             (12,954)
                                                               ------------         ------------
Total shareholders' equity                                        5,874,417            6,576,833
                                                               ------------         ------------
Total liabilities and shareholders' equity                     $ 50,137,003         $ 48,626,805
                                                               ============         ============

        See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------
                                                         1998                 1997
                                                     ------------         ------------
Net sales                                            $ 11,478,519         $  8,198,266
Cost of sales                                           5,113,878            3,198,379
                                                     ------------         ------------
Gross profit                                            6,364,641            4,999,887
License income                                                 --              110,000
                                                     ------------         ------------
                                                        6,364,641            5,109,887
                                                     ------------         ------------
Operating expenses:
    Sales and marketing                                 4,422,310            2,789,205
    General and administrative                          1,857,868            1,157,001
    Shipping and warehousing                              634,517              292,648
    Research and development                              197,818              365,291
                                                     ------------         ------------
Total operating expenses                                7,112,513            4,604,145
                                                     ------------         ------------
Income (loss) from operations                            (747,872)             505,742
Interest income (expense)                                (794,302)              26,791
                                                     ------------         ------------
Income (loss) before income taxes                      (1,542,174)             532,533
Income tax provision                                           --              107,000
                                                     ------------         ------------
Net income (loss)                                    $ (1,542,174)        $    425,533
                                                     ============         ============
Basic and diluted net income (loss) per share        $      (0.20)        $       0.06
                                                     ============         ============

        See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------
                                                                     1998                 1997
                                                                 ------------         ------------
OPERATING ACTIVITIES
Net income (loss)                                                $ (1,542,174)        $    425,533
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation                                                      219,930              222,829
    Amortization                                                      352,173               58,389
    Deferred license income                                                --              (90,000)

    Changes in assets and liabilities net of effects from
      business acquisitions:
        Accounts receivable                                        (1,646,489)          (3,618,699)
        Inventories                                                   744,414           (3,357,035)
        Other current assets and other assets                        (616,029)          (3,383,021)
        Accounts payable, accrued expenses and other
          current liabilities                                         649,756            1,666,457
                                                                 ------------         ------------
Net cash used in operating activities                              (1,838,419)          (8,075,547)
                                                                 ------------         ------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                 (90,034)            (793,348)

FINANCING ACTIVITIES
Proceeds from stock issuance                                               --                5,829
Net proceeds from issuance of long-term debt                        1,762,859            4,482,118
                                                                 ------------         ------------
Net cash provided by financing activities                           1,762,859            4,487,947
                                                                 ------------         ------------
Effect of foreign currency translation on cash                        (22,741)                  --
                                                                 ------------         ------------
Net decrease in cash                                                 (188,335)          (4,380,948)
Cash and cash equivalents, beginning of period                        892,176            4,382,048
                                                                 ------------         ------------
Cash and cash equivalents, end of period                         $    703,841         $      1,100
                                                                 ============         ============

        See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

        The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at March 31, 1998 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1997 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

        The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  INVENTORIES

        Inventories consist of the following:

                                                       March 31,     December 31,
                                                         1998            1997
                                                     ------------    ------------
Materials ........................................   $  7,239,145    $  7,119,328
Finished goods ...................................      7,065,957       7,909,147
   Reserves for excess, slow-moving and
      obsolete inventories .......................     (1,992,492)     (1,971,451)
                                                     ------------    ------------
           Inventories, net ......................   $ 12,312,610    $ 13,057,024
                                                     ============    ============

3.  COMMITMENTS AND CONTINGENCIES

        In 1998, the Company negotiated releases from certain of its operating leases decreasing its minimum future lease payments under noncancelable operating leases. Minimum future lease payments under noncancelable operating leases are as follows:

                                                    March 31,      December 31,
                                                      1998             1997
                                                   -----------     ------------
1998 .........................................     $   345,471       $1,381,397
1999 .........................................         459,392        1,304,276
2000 .........................................         263,685        1,101,755
2001 .........................................         188,703          949,370
2002 .........................................              --          700,000
Thereafter ...................................              --        3,500,000
                                                   -----------       ----------
                                                   $ 1,369,913       $8,936,798
                                                   ===========       ==========

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

4.  INCOME TAXES

        The Company recorded no income tax benefit relating to the net loss for the three-month period ended March 31, 1998, since a future benefit is not assured. In 1997, the difference from the federal statutory income tax rate of 34% resulted from a decrease in the reserve against certain tax assets.

5.  DEBT RESTRUCTURING

        In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended Credit Agreement consists of (i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company. The Credit Agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The revised Credit Agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due in April 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing through the sale of equity or debt securities, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. The additional funds are subject to certain conditions and covenants, which include minimum tangible net worth, working capital, net sales, and EBIDTA requirements, as well as ratios relating to debt coverages. The Credit Agreement also prohibits the Company from paying dividends to its shareholders.

        In consideration for the amendments to the Credit Agreement, the Company issued 400,000 shares of the Company's common stock to an affiliate of its lender and agreed to file a registration statement related to those shares with the Securities and Exchange Commission. Subject to an amendment to the credit agreement dated April 30, 1998, the Company's obligation to file the registration statement was deferred until November 15, 1998. The shares were valued at the time of issuance based on the market price of the Company's stock on the date of issuance less an appropriate discount based on the nature of the underlying stock and its marketability. The common stock was valued at $862,500 and was recorded as payment of $200,000 in bank fees that were due December 31, 1997 and $662,500 in debt issuance costs.

6.  COMPREHENSIVE INCOME (LOSS)

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes display requirements of comprehensive income in financial statements. The Company's total comprehensive income (loss) for the first quarters of 1998 and 1997 was ($1,564,915) and $425,533, respectively.

7.  EARNINGS PER SHARE

The weighted-average number of common shares used in the calculation of basic earnings per share for the quarters ended March 31, 1998 and 1997 is 7,774,969 and 7,429,239, respectively. The weighted-average number of common shares used in the calculation of diluted earnings per share for the quarters ended March 31, 1998 and 1997 is 7,774,969 and 7,682,882, respectively. For purposes of calculating diluted earnings per share in the first quarter of 1998, common stock equivalents have not been included as the effect would be antidilutive.

8.  RECLASSIFICATIONS

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

9.  LIQUIDITY

        The Company incurred significant operating losses in 1997 and the first quarter of 1998. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in the first quarter of 1998. The Company also has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.

        The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities to fund working capital and, in part, to finance the January 1999 loan payment, but there can be no assurance that such financing or other source of funds will be available on a timely basis, on favorable terms or at all. In addition, management is seeking to reduce expenses to levels that can be sustained by operations. Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail operations, or to dispose of operating assets to enable it to continue operations through December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain statements within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, the factors discussed in the Company's Annual Report, as amended, on Form 10-K/A under factors discussed in connection with the forward-looking statements. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements. Certain forward-looking statements are identified with a cross reference to this paragraph.

GENERAL

        Gargoyles designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Timberland Eyewear, Stussy Eyewear, Anarchy Eyewear, Angel Eyewear, Ellen Tracy Eyewear, Emmanuelle Khanh Paris Eyewear, and Private Eyes. Under the Ellen Tracy Eyewear, Emmanuelle Khanh Paris Eyewear, Private Eyes and Timberland Eyewear brands, the Company also offers diverse lines of ophthalmic frames.

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

RESULTS OF OPERATIONS

        The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                                         Three Months
                                                            Ended
                                                          March 31,
                                                     --------------------
                                                      1998          1997
                                                     ------        ------
     Net sales ...............................        100.0%        100.0%
     Cost of sales ...........................         44.5          39.0
     Gross profit ............................         55.5          61.0
     License income ..........................           --           1.3
     Operating expenses:
       Sales and marketing ...................         38.5          34.0
       General and administrative ............         16.2          14.1
       Shipping and warehousing ..............          5.6           3.6
       Research and development ..............          1.7           4.4
     Total operating expenses ................         62.0          56.1
     Income (loss) from operations ...........         (6.5)          6.2

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        Net sales. Net sales increased to $11.5 million for the quarter ended March 31, 1998 from $8.2 million for the quarter ended March 31, 1997. This increase was primarily the result of sales from the Company's Sungold and Private Eyes acquisitions in the 1997 second quarter. Sales from these new brands totaled $6.8 million in the first quarter of 1998.

        Gross profit. Gross profit increased to $6.4 million for the quarter ended March 31, 1998 from $5.0 million for the quarter ended March 31, 1997. Gross margin decreased to 55.5% in the 1998 quarter from 61.0% in the 1997 quarter. The decrease in gross margin in 1998 was primarily attributable to a liquidation of certain inventories in the first quarter of 1998 at discounted prices.

        License income. License income decreased to zero for the quarter ended March 31, 1998 compared to $110,000 for the quarter ended March 31, 1997. License income in first quarter 1997 was the result of a one-time sale of product by licensee.

        Operating expenses. Operating expenses increased to $7.1 million for the quarter ended March 31, 1998 from $4.6 million for the quarter ended March 31, 1997. As a percentage of net sales, operating expenses increased to 62.0% in the 1998 quarter from 56.1% in the 1997 quarter. Sales and marketing expenses increased $1.6 million in the 1998 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, sales and marketing expenses increased to 38.5% in the 1998 quarter from 34.0% in the 1997 quarter. General and administrative expenses increased $701,000 in the 1998 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, general and administrative expenses increased to 16.2% in the 1998 quarter from 14.1% in the 1997 quarter. Shipping and warehousing expenses increased $342,000 in the 1998 quarter, primarily as a result of the Sungold and Private Eyes acquisitions. As a percentage of net sales, shipping and warehousing expenses increased to 5.6% in the 1998 quarter from 3.6% in the 1997 quarter. Research and development expenses decreased $167,000 in the 1998 quarter, primarily as a result of management's efforts to contain certain costs. As a percentage of net sales, research and development expenses decreased to 1.7% in the 1998 quarter from 4.4% in the 1997 quarter. The increase in total operating expenses of $7.1 million is the result of the Sungold and Private Eyes acquisitions (which resulted in an increase in operating expenses of $7.4 million) which was partially offset by a $300,000 reduction in operating expenses resulting from the Company's cost-cutting measures.

        Income (loss) from operations. The Company incurred a loss from operations of $748,000 for the quarter ended March 31, 1998 compared to income from operations of $506,000 for the quarter ended March 31, 1997.

        Interest income (expense). Interest income was $794,000 for the quarter ended March 31, 1998 compared with interest income of $27,000 for the quarter ended March 31, 1997 as a result of increased interest-bearing borrowings and decreased interest-earning cash balances. The Company's outstanding borrowings were $30.9 million at March 31, 1998 compared to $4.5 million at March 31, 1997.

        Income tax provision (benefit). The Company's income tax benefit was zero for the quarter ended March 31, 1998 compared to an income tax provision of $107,000 for the quarter ended March 31, 1997. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

        Net income (loss). As a result of the items discussed above, the Company's net loss was $1.5 million or $.20 per share for the quarter ended March 31, 1998 compared to a net income of $426,000 or $.06 per share for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash used in the Company's operating activities totaled $1.8 million and $8.1 million for the three months ended March 31, 1998 and 1997, respectively. The Company reduced the cash used in operating activities in the first quarter of 1998 by $6.3 million compared to the first quarter of 1997 by
(i) reducing the early-season buildup of accounts receivable by $2.0 million,
(ii) decreasing net inventories by $744,000 in the first quarter of 1998 compared to a $3.4 million increase in inventories in the first quarter of 1997 and (iii) reducing the effect of changes in other assets and liabilities, primarily through a decrease in expenditures on prepaid advertising costs. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $90,000 and $793,000 for the three months ended March 31, 1998 and 1997, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $1.8 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998, the Company had unused sources of liquidity of $2.6 million, consisting of cash and cash equivalents of $704,000 and borrowings available under its revolving loan of $1.9 million.

        The Company has initiated certain cost reduction measures including the consolidation of its office and warehouse space. During April 1998, the Company vacated its Norwell, Massachusetts facility and negotiated a termination of the Norwell lease, negotiated a termination of the lease for its warehouse facility in Kent, Washington and negotiated an amendment to the lease for its Lynnwood, Washington facility, thereby decreasing minimum future lease payments under noncancelable operating leases from $8.9 million at December 31, 1997 to $1.4 million at March 31, 1998.

        In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended Credit Agreement consists of (i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company, subject to certain collateral levels and covenants, which include minimum tangible net worth, working capital, net sales, and EBIDTA requirements, as well as ratios relating to debt coverages. The Credit Agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The revised Credit Agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due April 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing.

        The Company has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail operations, or to dispose of operating assets to enable it to continue operations. The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities to fund working capital and, in part, to finance the January 1999 loan payment, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. See "Forward-Looking Statements."

SEASONALITY

        The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. See "Forward-Looking Statements." The Company experiences higher accounts receivable during March through September as a result of higher sales during this period. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There have been no material changes in legal proceedings reported in the Company's 1997 Annual Report, as amended, on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on April 15, 1998.

ITEM 5. OTHER INFORMATION

        The Company's Common Stock is presently quoted on the Nasdaq National Market. The Company's net tangible assets, calculated as of December 31, 1997, do not meet the requirements for continued listing on either the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to satisfy the net tangible asset requirement may result in delisting of the Common Stock from Nasdaq, trading could continue in the over-the-counter market, but investors might find it more difficult to trade in the Common Stock or to obtain accurate information concerning market prices and bid and asked quotations of Common Stock. The Company has been notified by Nasdaq that it does not satisfy Nasdaq's standards for continued inclusion of its Common Stock in the Nasdaq system as the result of a deficiency in net tangible assets, and that Nasdaq intends to terminate the quotation of the Company's Common Stock. The Company has requested a hearing to seek Nasdaq's approval for continued quotation of the Common Stock, but a hearing has not yet been scheduled. The Company is seeking to obtain financing or to restructure its debt in a manner which will result in compliance with Nasdaq requirements. There can be no assurance, however, that the Company will be successful in these efforts. If these efforts are not successful prior to the Nasdaq hearing, the Company intends to seek additional time to achieve compliance with Nasdaq's requirements, but there can be no assurance that additional time will be granted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 10.1   Seventh Amendment to First Amended and Restated Credit
                   Agreement dated April 30, 1998 by and between U.S. Bank
                   National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

    Exhibit 10.2   Amendment Number Three to that certain lease dated July 18,
                   1997, between Northwest Real Estate--Carver, L.L.C., as lessor, and Gargoyles, Inc., as lessee.

    Exhibit 10.3 Lease Termination Agreement made as of the 13th day of April, 1998, by and between Ronald Gordon, Trustee of A.E.P.
                   Realty Trust, as Landlord, and Private Eyes Sunglass
                   Corporation, as Tenant.

    Exhibit 27.1   Financial Data Schedule

(b) REPORTS ON FORM 8-K

        Form 8-K with respect to the Company's 1997 financial performance was filed with the Securities and Exchange Commission on April 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Gargoyles, Inc.
                                         (Registrant)

May 15, 1998                                    /s/ Leo Rosenberger
                                          -------------------------------
                                                  Leo Rosenberger
                                           Chief Executive Officer, Chief
                                          Financial Officer and Treasurer

                                        EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT DESCRIPTION

Exhibit 10.1 Seventh Amendment to First Amended and Restated Credit Agreement dated April 30, 1998 by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 10.2 Amendment Number Three to that certain lease dated July 18, 1997, between Northwest Real Estate--Carver, L.L.C., as lessor, and Gargoyles, Inc., as lessee.

Exhibit 10.3 Lease Termination Agreement made as of the 13th day of April, 1998, by and between Ronald Gordon, Trustee of A.E.P. Realty Trust, as Landlord, and Private Eyes Sunglass Corporation, as Tenant.

Exhibit 27.1       Financial Data Schedule