Form 10-Q
period 1998-06-30
GARGOYLES INC
filed 1998-08-14
CIK 1016278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                 Yes [X] No [ ]

As of June 30, 1998, there were 7,837,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q


                                                                         PAGE(S)
                                                                         -------
                         PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)

          Consolidated Balance Sheets ....................................... 1

          Consolidated Statements of Operations ............................. 2

          Consolidated Statements of Cash Flows .......................... ...3

          Notes to Consolidated Financial Statements ........................ 4

Item 2:   Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results of Operations .............................. 7

Item 3:   Quantitative and Qualitative Disclosure about Market Risk ........  *

                           PART II - OTHER INFORMATION

Item 1:   Legal Proceedings ................................................ 11

Item 2:   Changes in Securities and Use of Proceeds ........................  *

Item 3:   Defaults upon Senior Securities ..................................  *

Item 4:   Submission of Matters to a Vote of Security Holders .............. 11

Item 5:   Other Information ................................................ 11

Item 6:   Exhibits and Reports on Form 8-K ................................. 12

* Omitted as not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 JUNE 30,          DECEMBER 31,
                                                                   1998                 1997
                                                               ------------         ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                    $    797,965         $    892,176
  Trade receivables, net                                         10,689,856            8,540,120
  Inventories, net                                               11,399,436           13,057,024
  Other current assets and prepaid expenses                       2,446,753            1,792,124
                                                               ------------         ------------
Total current assets                                             25,334,010           24,281,444
Property and equipment, net                                       2,084,552            2,441,133
Intangibles, net                                                 20,818,593           21,232,817
Other assets                                                      1,142,512              671,411
                                                               ------------         ------------
Total assets                                                   $ 49,379,668         $ 48,626,805
                                                               ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  7,492,567         $  6,487,131
  Accrued expenses and other current liabilities                  4,163,402            6,402,287
  Current portion of long-term debt                              32,055,512               --
                                                               ------------         ------------
Total current liabilities                                        43,711,481           12,889,418

Long-term debt, net of current portion                               ---              29,160,554

Commitments and contingencies

Shareholders' equity:
  Preferred stock                                                     --                   --
  Common stock, no par value, authorized shares --
    40,000,000, issued and outstanding --
    7,837,191 and 7,437,191, respectively                        26,574,281           25,711,782
  Accumulated deficit                                           (20,876,280)         (19,121,995)
  Cumulative translation adjustment                                 (29,815)             (12,954)
                                                               ------------         ------------
Total shareholders' equity                                        5,668,187            6,576,833
                                                               ------------         ------------
Total liabilities and shareholders' equity                     $ 49,379,668         $ 48,626,805
                                                               ============         ============

     See accompanying notes to the Consolidated Financial Statements


                                                         GARGOYLES, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)



                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,

                                                     ---------------------------------    -----------------------------
                                                         1998                 1997            1998             1997
                                                     ------------         ------------    ------------     ------------
Net sales                                            $ 13,175,741         $ 15,866,299    $ 24,654,260     $ 24,064,565
Cost of sales                                           5,499,125            6,161,330      10,613,003        9,542,486
                                                     ------------         ------------    ------------     ------------
Gross profit                                            7,676,616            9,704,969      14,041,257       14,522,079
License income                                            190,703              221,736         190,703          331,736
                                                     ------------         ------------     -----------     ------------
                                                        7,867,319            9,926,705      14,231,960       14,853,815
                                                     ------------         ------------     -----------     ------------
Operating expenses:
    Sales and marketing                                 4,354,382            5,396,833       8,776,690        8,186,038
    General and administrative                          1,952,919            1,600,820       3,810,787        2,757,821
    Shipping and warehousing                              672,792              597,829       1,307,309          707,700
    Research and development                              218,396              398,865         416,214          764,156
                                                     ------------         ------------     -----------     ------------
Total operating expenses                                7,198,489            7,994,347      14,311,000       12,415,715
                                                     ------------         ------------     -----------     ------------
Income (loss) from operations                             668,830            1,932,358         (79,040)       2,438,100
Interest income (expense)                                (880,940)            (533,060)     (1,675,082)        (506,269)
                                                     ------------         ------------      -----------    ------------
Income (loss) before income taxes                        (212,110)           1,399,298      (1,754,122)       1,931,831
Income tax provision                                           --              286,500           ----           393,500
                                                     ------------         ------------      ----------     ------------
Net income (loss)                                    $   (212,110)        $  1,112,798    $ (1,754,122)    $  1,538,331
                                                     ============         ============    ============     ============
Basic and diluted net income (loss) per share        $      (0.03)        $       0.14    $      (0.22)    $       0.20
                                                     ============         ============    ============     ============

     See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------------
                                                                     1998                 1997
                                                                 ------------         ------------
OPERATING ACTIVITIES
Net income (loss)                                                $ (1,754,122)        $  1,538,331
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation                                                      426,593              466,080
    Amortization                                                      722,393              195,158
    Deferred license income                                                --             (180,000)
    Minority interest                                                      --

    Changes in assets and liabilities net of effects from
     business acquisitions:
        Accounts receivable                                        (2,149,736)          (6,844,140)
        Inventories                                                 1,657,588           (5,836,318)
        Other current assets and other assets                        (771,399)          (3,501,258)
        Accounts payable, accrued expenses and other
          current liabilities                                      (1,033,612)           3,770,305
                                                                 ------------         ------------
Net cash used in operating activities                              (2,902,295)         (10,394,842)
                                                                 ------------         ------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                 (70,013)         ( 1,163,376)
Purchase of Sungold                                                        --         ( 11,771,497)
Purchase of Private Eyes                                                   --           (7,914,642)
                                                                 -------------         ------------
                                                                      (70,013)         (20,849,515)
FINANCING ACTIVITIES
Proceeds from stock issuance                                               --               35,135
Net proceeds from revolving of credit                                                   12,658,439
Net proceeds from issuance of long-term debt                        2,894,958           14,559,167
                                                                 ------------         ------------
Net cash provided by financing activities                           2,894,958           27,252,741
                                                                 ------------         ------------
Effect of foreign currency translation on cash                        (16,861)                  --
                                                                 ------------         ------------
Net decrease in cash                                                  (94,211)          (3,991,616)
Cash and cash equivalents, beginning of period                        892,176            4,382,048
                                                                 ------------         ------------
Cash and cash equivalents, end of period                         $    797,965         $    390,432
                                                                 ============         ============

     See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at June 30, 1998 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1997 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

     The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.  INVENTORIES

    Inventories consist of the following:


                                                 June 30,      December 31,
                                                   1998            1997
                                               ------------    ------------
Materials ..................................   $  6,789,159    $  7,119,328
Finished goods .............................      6,455,560       7,909,147
   Reserves for excess, slow-moving and
      obsolete inventories .................     (1,845,283)     (1,971,451)
                                               ------------    ------------
           Inventories, net ................   $ 11,399,436    $ 13,057,024
                                               ============    ============

3.  COMMITMENTS AND CONTINGENCIES

     In 1998, the Company negotiated releases from certain of its operating leases decreasing its minimum future lease payments under noncancelable operating leases. Minimum future lease payments under noncancelable operating leases are as follows:

                                                     June 30,      December 31,
                                                      1998             1997
                                                   -----------     ------------
1998 .........................................     $   306,721       $1,381,397
1999 .........................................         668,923        1,304,276
2000 .........................................         445,209        1,101,755
2001 .........................................         283,277          949,370
2002 .........................................          94,571          700,000
Thereafter ...................................           7,881        3,500,000
                                                   -----------       ----------
                                                   $ 1,806,582       $8,936,798
                                                   ===========       ==========

     On June 8, 1998, the Company entered into a lease agreement with respect to a warehouse facility located in Kent, Washington. The lease term commences August 1, 1998 and terminates July 31, 2001 and is subject to earlier termination on July 31, 2000 at the option of the Company. Base rent is $13,411.54 per month.

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

4.  INCOME TAXES

     The Company recorded no income tax benefit relating to the net loss for the three-month and six-month periods ended June 30, 1998, since a future benefit is not assured. In 1997, the difference from the federal statutory income tax rate of 34% resulted from a decrease in the reserve against certain tax assets.

5.  DEBT RESTRUCTURING

     In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended Credit Agreement consists of
(i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company. The Credit Agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The Credit Agreement was further amended on August 13, 1998 to waive covenant defaults through July 30, 1998 and to revise financial covenants for periods after July 31, 1998. The revised Credit Agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due in April 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing through the sale of equity or debt securities, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. The additional funds are subject to certain conditions and covenants, which include minimum tangible net worth, working capital, net sales, and EBIDTA requirements, as well as ratios relating to debt coverages. The Credit Agreement also prohibits the Company from paying dividends to its shareholders.

     In consideration for the amendments to the Credit Agreement, in January, 1998 the Company issued 400,000 shares of the Company's common stock to an affiliate of its lender and agreed to file a registration statement related to those shares with the Securities and Exchange Commission by November 15, 1998. The shares were valued at the time of issuance based on the market price of the Company's stock on the date of issuance less an appropriate discount based on the nature of the underlying stock and its marketability. The common stock was valued at $862,500 and was recorded as payment of $200,000 in bank fees that were due December 31, 1997 and $662,500 in debt issuance costs.

6.  COMPREHENSIVE INCOME (LOSS)

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes display requirements of comprehensive income in financial statements. The Company's total comprehensive income (loss) for the three and six month periods of 1998 and 1997 was ($206,331) and $1,112,798, and $(1,770,984) and $1,538,331,respectively.

7.  EARNINGS PER SHARE

     The weighted-average number of common shares for the three and six month periods ended June 30, 1998 and 1997 is 7,837,191 and 7,423,193, and 7,806,079
and 7,421,613,respectively. The weighted-average number of common shares used in the calculation of earnings per share for the three and six month periods ended June 30, 1997 is 7,689,283 and 7,686,083, respectively. For purposes of calculating diluted earnings per share for the three and six months ended June 30, 1998, common stock equivalents have not been included as the effect would be antidilutive.

8.  RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

9.  1997 BUSINESS ACQUISITIONS

Sungold Acquisition
-------------------

     On April 11, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Sungold Enterprises, LTD., a New York corporation ("Sungold") Sungold manufactured two principal lines of premium sunglasses, Stussy EyeGear, a young men's fashion brand licensed to Sungold by Stussy, Inc., a leading designer of streetwear apparel and accessories, and Anarchy Eyewear, a cutting-edge brand popular with alternative sports enthusiasts age 15 to 25.

     The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the initial purchase price of $10,970,000 was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair value of the assets acquired and liabilities assumed are reflected as intangibles, a component of which is the Stussy license agreement, which is being amortized over the remaining term of the license.


     Proforma information for the six months ended June 30, 1997, assuming the Sungold acquisition had occurred at January 1, 1997, is as follows:

Sales                                $  28,325,752
Gross profit                            17,635,734
Net income (loss)                        1,682,694
Net income (loss) per share          $        0.22

Private Eyes Acquisition
------------------------

     On May 14, 1997, the Company purchased substantially all the assets and assumed certain liabilities of the Private Eyes Sunglass Corporation, a Massachusetts corporation ("Private Eyes"). Private Eyes was the licensee for Ellen Tracy eyewear which features a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion forward. Private Eyes is the North American distributor for Emmanuelle Khanh Paris Eyewear and also distributes its own line of prescription frames and eyewear accessories.

     The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair value of the assets acquired and liabilities assumed are reflected as intangibles, a component of which is the Ellen Tracy license agreement, which is being amortized over the remaining term of the license.

     Proforma information for the six months ended June 30, 1997, assuming the Private Eyes acquisition had occurred at January 1, 1997, is as follows:

Sales                                $32,463,817
Gross profit                          19,922,279
Net income (loss)                      1,658,962
Net income (loss) per share          $      0.22

10.  LIQUIDITY

     The Company incurred significant operating losses in 1997 and for the six months ended June 30, 1998. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in the first quarter of 1998. The Company also has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.

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

GENERAL

     Gargoyles designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Timberland Eyewear, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Ellen Tracy Eyewear, Emmanuelle Khanh Paris Eyewear, and Private Eyes. Under the Ellen Tracy Eyewear, Emmanuelle Khanh Paris Eyewear, Private Eyes and Timberland Eyewear brands, the Company also offers diverse lines of ophthalmic frames.

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

RESULTS OF OPERATIONS

     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:


                                                     Three Months            Six Months
                                                        Ended                  Ended
                                                       June 30,               June 30,
                                                 --------------------    -----------------
                                                  1998          1997      1998       1997
                                                 ------        ------    ------     ------
Net sales ...............................        100.0%        100.0%    100.0%     100.0%
Cost of sales ...........................         41.7          38.8      43.0       39.7
Gross profit ............................         58.3          61.2      57.0       60.3
License income ..........................          1.4           1.4        .8        1.4
Operating expenses:
   Sales and marketing ...................        33.0          34.0      35.6       34.0
   General and administrative ............        14.8          10.1      15.5       11.5
   Shipping and warehousing ..............         5.1           3.8       5.3        2.9
   Research and development ..............         1.7           2.5       1.7        3.2
Total operating expenses ................         54.6          50.4      58.0       51.6
Income (loss) from operations ...........          5.1          12.2      (0.3)      10.1


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net sales. Net sales decreased from $15.9 million for the quarter ended June 30, 1997 to $13.2 million for the quarter ended June 30, 1998. This decrease of $2.7 million (17%) was primarily the result of decreases in sales of the Company's Gargoyles, Hobie and Timberland products that were partially offset by increases in sales of the Company's Sungold product lines. The Sungold operation was acquired during the second quarter of 1997 so the 1997 quarter did not reflect a full quarter's sales of Sungold products. See Note 9 of Notes to Financial Statements.

     Gross profit. Gross profit decreased from $9.7 million for the quarter ended June 30, 1997 to $7.7 million for the quarter ended June 30, 1998. Gross margin decreased to 58.3% in the 1998 quarter from 61.2% in the 1997 quarter. The decrease in gross margin in 1998 was attributable to reduced sales levels and liquidation of certain inventories in the 1998 quarter at discounted prices.

     License income. License income decreased to $191,000 for the quarter ended June 30, 1998 compared to $222,000 for the quarter ended June 30, 1997. License income represents royalties collected on product sold by others that have been authorized to utilize the Gargoyles name or technology.

     Operating expenses. Operating expenses decreased to $7.2 million for the quarter ended June 30, 1998 from $8 million for the quarter ended June 30, 1997. As a percentage of net sales, operating expenses increased to 54.6% in the 1998 quarter from 50.4% in the 1997 quarter. Sales and marketing expenses decreased $1.0 million in the 1998 quarter, as a result of cost cutting efforts and reduced sales levels. As a percentage of net sales, sales and marketing expenses decreased to 33.0% in the 1998 quarter from 34.0% in the 1997 quarter. General and administrative expenses increased $352,000 in the 1998 quarter. As a percentage of net sales, general and administrative expenses increased to 14.8% in the 1998 quarter from 10.1% in the 1997 quarter. Shipping and warehousing expenses increased $75,000 in the 1998 quarter. As a percentage of net sales, shipping and warehousing expenses increased to 5.1% in the 1998 quarter from 3.8% in the 1997 quarter. Research and development expenses decreased $180,000 in the 1998 quarter, primarily as a result of management's efforts to contain certain costs. As a percentage of net sales, research and development expenses decreased to 1.7% in the 1998 quarter from 2.5% in the 1997 quarter. The decrease in total operating expenses of $796,000 million is primarily due to the reduction in operating expenses resulting from the Company's cost-cutting measures and reduced sales levels.

     Income (loss) from operations. The Company realized income from operations of $669,000 for the quarter ended June 30, 1998 compared to income from operations of $1,932,000 for the quarter ended June 30, 1997.

     Interest income (expense). Interest expense was $881,000 for the quarter ended June 30, 1998 compared with interest expense of $533,000 for the quarter ended June 30, 1997 as a result of increased interest-bearing borrowings. The Company's outstanding borrowings were $32.1 million at June 30, 1998 compared to $27.2 million at June 30, 1997.

     Income tax provision (benefit). The Company's income tax benefit was zero for the quarter ended June 30, 1998 compared to an income tax provision of $286,500 for the quarter ended June 30, 1997. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

     Net income (loss). As a result of the items discussed above, the Company's net loss was $212,000 or $.03 per share for the quarter ended June 30, 1998 compared to a net income of $1.1 million or $.14 per share for the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net sales. Net sales increased to $24.7 million for the six months ended June 30, 1998 from $24.1 million for the six months ended June 30, 1997. This increase was primarily the result of sales by Sungold, acquired by the Company during the 1997 second quarter, that was partially offset by decreases in sales of the Company's Gargoyles, Hobie, and Timberland products.

     Gross profit. Gross profit decreased to $14.0 million for the six months ended June 30, 1998 from $14.5 million for the six months ended June 30, 1997. Gross margin decreased to 57.0% in 1998 from 60.3% in 1997. The decrease in gross margin in 1998 was primarily attributable to reduced sales levels and the liquidation of certain inventories in 1998 at discounted prices.

     License income. License income decreased to $191,000 for the six months ended June 30, 1998 compared to $332,000 for the six months ended June 30, 1997. The decrease in license income in 1998 was the result of a one-time sale of product by a licensee in 1997.

     Operating expenses. Operating expenses increased to $14.3 million for the six months ended June 30, 1998 from $12.4 million for the six months ended June 30, 1997. As a percentage of net sales, operating expenses increased to 58.0% in 1998 from 51.6% in 1997. Sales and marketing expenses increased $591,000 in 1998 as compared to the same period in 1997. As a percentage of net sales, sales and marketing expenses increased to 35.6% in the 1998 period from 34.0% in the comparable 1997 period. General and administrative expenses increased $1.1 million for the six months ended June 30, 1998, primarily as a result of the second quarter 1997 Sungold and Private Eyes acquisitions. As a percentage of net sales, general and administrative expenses increased to 15.5% in 1998 from 11.5% in 1997. Shipping and warehousing expenses increased $600,000 in 1998 as compared to the six months ended June 30, 1997. As a percentage of net sales, shipping and warehousing expenses increased to 5.3% in 1998 from 2.9% in 1997. Research and development expenses decreased $348,000 in the six months ended June 30, 1998, primarily as a result of management's efforts to contain certain costs. As a percentage of net sales, research and development expenses decreased to 1.7% in 1998 from 3.2% in 1997. The increase in total operating expenses of $1.1 million is the result of the Sungold and Private Eyes acquisitions during the second quarter of 1997 which were partially offset by a reduction in operating expenses resulting from the Company's cost-cutting measures.

     Income (loss) from operations. The Company incurred a loss from operations of $79,000 for the six months ended June 30, 1998 compared to income from operations of $2,438,000 for the six months ended June 30, 1997.

     Interest income (expense). Interest expense was $1,675,000 for the six months ended June 30, 1998 compared with interest expense of $506, 000 for the six months ended June 30, 1997 as a result of increased interest-bearing borrowings.

     Income tax provision (benefit). The Company's income tax benefit was zero for the six months ended June 30, 1998 compared to an income tax provision of $393,500 for the six months ended June 30, 1997. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

     Net income (loss). As a result of the items discussed above, the Company's net loss was $1.7 million or $.22 per share for the six months ended June 30, 1998 compared to a net income of $1,538,000 or $.20 per share for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash used in the Company's operating activities totaled $2.9 million and $10.4 million for the six months ended June 30, 1998 and 1997, respectively. The Company reduced the cash used in operating activities in the first six months of 1998 by $7.5 million compared to the first six months of 1997 by (i) reducing the buildup of accounts receivable by $4.7 million, (ii) reducing net inventories by $1.7 million in the first six months of 1998 compared to a $5.8 million increase in inventories in the first six months of 1997, (iii) reducing the effect of changes in other assets and liabilities, primarily through a decrease in expenditures on prepaid advertising costs and (iv) repaying $1.03 million in accounts payable and accrued expenses in 1998 as compared to incurring $3.8 million in additional accounts payable and accrued expenses in the similar period in 1997. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $70,000 and $1,163,000 for the six months ended June 30, 1998 and 1997, respectively. The purchase acquisitions of Sungold and Private Eyes required $19,686,139 of cash during the six months ended June 30, 1997. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $2.9 million and $27.2 million for the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, the Company had unused sources of liquidity of $2.0 million, consisting of cash and cash equivalents of $798,000 and borrowings available under its revolving loan of $1.2 million.

     The Company has initiated certain cost reduction measures including the consolidation of its office and warehouse space. During April 1998, the Company vacated its Norwell, Massachusetts facility and negotiated a termination of the Norwell lease, negotiated a termination of the lease for its warehouse facility in Kent, Washington and negotiated an amendment to the lease for its Lynnwood, Washington facility, thereby decreasing minimum future lease payments under noncancelable operating leases from $8.9 million at December 31, 1997 to $1.8 million at June 30, 1998.

     In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended Credit Agreement consists of
(i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company, subject to certain collateral levels and covenants, which include minimum tangible net worth, working capital, net sales, and EBIDTA requirements, as well as ratios relating to debt coverages. The Credit Agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The Credit Agreement was further amended on August, 13, 1998 to waive covenant defaults through July 30, 1998 and to revise financial covenants for periods after July 31, 1998. The revised Credit Agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due April 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing.

     The Company has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail operations, or to dispose of operating assets to enable it to continue operations. The Company is exploring various options designed to maximize shareholder value, including the possible sale of common or convertible preferred stock or convertible debt securities to fund working capital and, in part, to finance the January 1999 loan payment, but there can be no assurance that any such transaction could be completed on a timely basis, on favorable terms or at all. See "Forward-Looking Statements."

SEASONALITY

     The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volume. See "Forward-Looking Statements." The Company has experienced higher accounts receivable during March through September as a result of higher sales during this period. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 996-12344RCL, against Aearo Corporation, a Delaware corporation, alleging infringement of the Company's toric curve lens utility patent. Both the Company and Aearo Corporation filed summary judgment motions with the Court. On May 19, the Court ruled in favor of the Company and found that product manufactured by Aearo Corporation infringes the Company's toric curve patent. Aearo Corporation moved for reconsideration of the Court's ruling on infringement, but Aearo's motion for reconsideration was denied. Trial is expected to be scheduled for early 1999. The Company believes that the only significant issues left for trial include whether the Company's patent was validly issued, and, if so, the extent of damages to be awarded to the Company resulting from Aearo's patent infringement. Any judgment awarded in favor of the Company would be subject to appeal.

     There have been no material changes in other legal proceedings reported in the Company's 1997 Annual Report, as amended, on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on April 15, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on June 4, 1998. At the annual meeting Class 1 Directors were up for election, and a Class 3 Director was up for election as a result of resignations of Class 3 directors. The following summarizes all matters voted on at the meeting:

     Election of Directors                       For                  Withheld

     Class 3 Director: Elected to serve
      until the 2000 annual meeting

          Robert G. Wolfe                      6,366,608                 56,890

    Class 1 Directors: Elected to serve until the 2001 annual meeting

          Walter F. Walker                    6,357,686                 65,812
          Timothy C. Potts                    6,340,819                 82,679


ITEM 5. OTHER INFORMATION

     In July, the Company received notice from Nasdaq that a Nasdaq Listing Qualifications Panel had determined to delist the Company's common stock from the Nasdaq National Market for failure to meet Nasdaq's listing requirement with respect to net tangible assets. Delisting was effective as of the close of business July 13, 1998. The Company's common stock has continued to be quoted on the Nasdaq's over-the-counter bulletin board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 10.1 Lease Agreement dated June 8, 1998, by and between South Valley Associates, as Landlord, and the Company, as Tenant.

Exhibit 10.2 Eighth Amendment to First Amended and Restated Credit Agreement dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 27.1   Financial Data Schedule

(b) REPORTS ON FORM 8-K

     Form 8-K with respect to the Company's decision to close its London office, positive developments in the Company's litigation against Aearo Corporation, and other matters was filed with the Securities and Exchange Commission on April 3, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Gargoyles, Inc.
                                        (Registrant)

August 14, 1998                         /s/ Leo Rosenberger
                                        -------------------
                                            Leo Rosenberger
                                        Chief Executive Officer, Chief
                                        Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT DESCRIPTION

Exhibit 10.1 Lease Agreement dated June 8, 1998, by and between South Valley Associates, as Landlord, and Gargoyles, Inc., as Tenant.

Exhibit 10.2      Eighth Amendment to First  Amended and  Restated
                  Credit Agreement dated April 30, 1998 by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 27.1      Financial Data Schedule