Form 10-Q
period 1998-09-30
GARGOYLES INC
filed 1998-11-13
CIK 1016278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ______ to _________

                         Commission file number 0-21335

                                 GARGOYLES, INC.
             (Exact name of registrant as specified in its charter)

                   Washington                91-1247269
        (State of Incorporation) (I.R.S. Employer Identification Number)

                             5866 SOUTH 194TH STREET
                             KENT, WASHINGTON 98032
                                 (253) 796-2752
   (Address and telephone number of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of September 30, 1998, there were 7,837,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                                 GARGOYLES, INC.
                               INDEX TO FORM 10-Q


                                                                        PAGE(S)
                                                                        -------
                         PART 1 - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

        Consolidated Balance Sheets ....................................     1

        Consolidated Statements of Operations ..........................     2

        Consolidated Statements of Cash Flows ..........................     3

        Notes to Consolidated Financial Statements .....................     4

Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................     9

Item 3: Quantitative and Qualitative Disclosure about Market Risk ......     *

                             PART II - OTHER INFORMATION

Item 1: Legal Proceedings ................................................  14

Item 2: Changes in Securities and Use of Proceeds ........................   *

Item 3: Defaults upon Senior Securities ..................................   *

Item 4: Submission of Matters to a Vote of Security Holders ..............   *

Item 5: Other Information ................................................  15

Item 6: Exhibits and Reports on Form 8-K .................................  15

* Omitted as not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GARGOYLES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .....................  $    588,635   $    892,176
  Trade receivables, net ........................     6,738,925      8,540,120
  Inventories, net ..............................     8,827,807     13,057,024
  Other current assets and prepaid expenses .....     2,132,148      1,792,124
                                                   ------------   ------------
Total current assets ............................    18,287,515     24,281,444
Property and equipment, net .....................     1,848,374      2,441,133
Intangibles, net ................................    12,448,458     21,232,817
Other assets ....................................       699,796        671,411
                                                   ------------   ------------
Total assets ....................................  $ 33,284,143   $ 48,626,805
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................  $  8,376,251   $  6,487,131
  Accrued expenses and other current liabilities .    2,350,664      6,402,287
  Current portion of long-term debt .............    28,844,095             --
                                                   ------------   ------------
Total current liabilities .......................    39,571,010     12,889,418

Long-term debt, net of current portion ..........            --     29,160,554

Commitments and contingencies

Shareholders' equity:
  Preferred stock ...............................            --             --
  Common stock, no par value, authorized shares --
    40,000,000, issued and outstanding --
    7,837,191 and 7,437,191, respectively .......    26,574,281     25,711,782
  Accumulated deficit ...........................   (32,919,467)   (19,121,995)
  Cumulative translation adjustment .............        58,319        (12,954)
                                                   ------------   ------------
Total shareholders' equity ......................    (6,286,866)     6,576,833
                                                   ------------   ------------
Total liabilities and shareholders' equity ......  $ 33,284,143   $ 48,626,805
                                                   ============   ============

         See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------  -------------------------------

                                                          1998         1997            1998            1997
                                                     ------------  ------------    ------------    ------------

Net sales .........................................  $  9,062,934  $ 11,067,507    $ 33,717,194    $ 35,132,072
Cost of sales .....................................     3,702,757     4,570,383      14,315,760      14,112,870
                                                     ------------  ------------    ------------    ------------
Gross profit ......................................     5,360,177     6,497,124      19,401,434      21,019,202
License income ....................................        98,452       115,000         289,155         446,736
                                                     ------------  ------------    ------------    ------------
                                                        5,458,629     6,612,124      19,690,589      21,465,938
                                                     ------------  ------------    ------------    ------------
Operating expenses:
    Sales and marketing ...........................     2,921,467     5,005,848      11,698,157      13,191,886
    General and administrative ....................     1,614,982     2,179,994       5,245,497       4,830,085
    Shipping and warehousing ......................       443,200       343,014       1,750,509       1,050,713
    Research and development ......................       160,687       318,149         576,901       1,082,305
    Provision for Doubtful Accounts ...............       817,273        55,356         997,545         163,086
                                                    ------------    ------------    ------------    ------------
Total operating expenses ..........................     5,957,608     7,902,361      20,268,608      20,318,075
                                                    ------------    ------------    ------------    ------------
Income (loss) from operations .....................      (498,979)   (1,290,237)       (578,018)      1,147,863
Interest income (expense) .........................      (883,935)     (755,021)     (2,572,277)     (1,261,290)
Other income (expense) ............................   (10,660,271)  (10,647,010)
                                                     ------------  ------------    ------------    ------------
Income (loss) before income taxes .................   (12,043,185)   (2,045,258)    (13,797,305)       (113,427)
Income tax provision (benefit) ....................           --        409,000            --            15,500
                                                     ------------  ------------    ------------    ------------
Net income (loss) .................................  $(12,043,185) $ (1,636,258)   $(13,797,305)   $    (97,927)
                                                     ============  ============    ============    ============
Basic and diluted net income (loss) per share .....  $      (1.54) $      (0.22)   $      (1.77)   $      (0.01)
                                                     ============  ============    ============    ============

         See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------

                                                               1998                      1997
                                                           ------------              ------------
OPERATING ACTIVITIES
Net income (loss) ........................................ $(13,797,305)              $    (97,927)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation ..........................................      600,259                    782,200
   Amortization ..........................................    1,061,735                    528,566
   Deferred license income ...............................           --                    186,000
   Noncash restructuring expenses ........................    8,433,228
   Loss on disposition of The kindling Co. ...............    1,432,048

   Changes in assets and liabilities net of effects from
     business  acquisitions and dispositions:
        Accounts receivable ..............................    1,534,926
        Inventories ......................................    2,896,867                 (6,378,963)
        Other current assets and other assets ............     (662,206)                (2,854,591)
        Accounts payable, accrued expenses and other
          current liabilities ............................   (1,457,446)                   (52,293)
                                                           ------------               ------------
Net cash provided by (used in) operating activities ......       42,106                 (9,489,711)
                                                           ------------               ------------
INVESTING ACTIVITIES
Acquisition of property and equipment ....................     (100,461)                (1,437,844)
Purchase of Sungold ......................................           --                (11,892,871)
Purchase of Private Eyes .................................           --                 (8,362,158)

                                                           ------------               ------------
Net cash used in investing activities ....................     (100,461)               (21,692,873)

FINANCING ACTIVITIES
Proceeds from stock issuance .............................           --                     68,206
Net proceeds (repayment) from revolving line of credit ...     (316,459)                12,233,997
Net proceeds from issuance of long-term debt .............   14,620,000
Principal payments on long-term debt .....................     (121,667)
                                                           ------------               ------------
Net cash provided by (used in) financing activities ......     (316,459)                26,800,536
                                                           ------------               ------------
Effect of foreign currency translation on cash ...........       71,273                         --
                                                           ------------               ------------
Net decrease in cash .....................................     (303,541)                (4,382,048)
Cash and cash equivalents, beginning of period ...........      892,176                  4,382,048
                                                           ------------               ------------
Cash and cash equivalents, end of period ................. $    588,635               $         --
                                                           ============               ============

        See accompanying notes to the Consolidated Financial Statements

                                 GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1998 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1997 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

     The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended September 30 are not necessarily indicative of the results that may be expected for the entire year.


2. INVENTORIES

     Inventories consist of the following:

                                                 September 30,   December 31,
                                                      1998           1997
                                                 ------------    ------------
Materials ................................       $  4,582,660    $  7,119,328
Finished goods ..............................       4,722,715       7,909,147
   Reserves for excess, slow-moving and
      obsolete inventories ..................        (477,568)     (1,971,451)
                                                 ------------    ------------
           Inventories, net .................    $  8,827,807    $ 13,057,024
                                                 ============    ============


3. COMMITMENTS AND CONTINGENCIES

Lease Agreements

     In 1998, the Company negotiated releases from certain of its operating leases thereby decreasing its minimum future lease payments under noncancelable operating leases. The Company recognized $260,000 of expense in connection with the termination of these leases. These expenses were included in other income (expense) in the consolidated statements of operations. Minimum future lease payments under noncancelable operating leases are as follows:

                                                 September 30,      December 31,
                                                      1998             1997
                                                   -----------     ------------
1998 .........................................     $   164,348       $1,381,397
1999 .........................................         668,923        1,304,276
2000 .........................................         445,209        1,101,755
2001 .........................................         283,277          949,370
2002 .........................................          94,572          700,000
Thereafter ...................................           7,881        3,500,000
                                                   -----------       ----------
                                                   $ 1,664,210       $8,936,798
                                                   ===========       ==========

License Agreements

     In 1998 the Company negotiated releases from certain of its licensing agreements. Effective September 1, 1998, the Company and The Timberland company agreed to terminate the License Agreement under which the Company sold and distributed Timberland Eyewear. As a result of the termination, the Company was released from $3.4 million minimum future payments under the Timberland license agreement. To terminate the license, the Company paid a termination fee of $255,000 to The Timberland Company. On September 8, 1998, the Company and Ellen Tracy, Inc. agreed to terminate the License Agreement under which the Company sells and distributes Ellen Tracy Eyewear. As a result of the termination, the Company was released from $8.8 million minimum future payments under the Ellen Tracy license agreement. Total minimum future payments under remaining license agreements are as follows:

                                                 September 30,     December 31,
                                                      1998             1997
                                                   -----------     ------------
1998 .........................................     $   414,643       $2,896,322
1999 .........................................       2,088,514        4,551,639
2000 .........................................       2,198,223        5,729,473
2001 .........................................         540,344        2,827,844
2002 and thereafter...........................         533,785        2,828,785
                                                    ----------       ----------
                                                   $ 5,775,509      $18,834,063
                                                   ===========       ==========


4. LITIGATION

     The Company settled two lawsuits involving (i) claims by the Company against a third party related to alleged infringement of the Company's toric curve technology for which the Company received a one-time paid-up royalty of $1.2 million and (ii) claims by a former employee against the Company alleging wrongful termination and discrimination under various laws, which the Company settled for an amount which did not materially adversely effect the Company operations or financial position. The Company is also a party to various other claims, complaints and legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of all such legal proceedings, in the aggregate, will not have a material adverse effect on its financial position or the results of its operations.


5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade receivables are shown net of an allowance for doubtful accounts and sales returns. In addition to the normal provision for doubtful accounts, the Company recognized a $750,000 additional provision during the quarter ended September 30, 1998. The additional provision was provided for the probable write-off of receivable balances that are no longer deemed collectible.


6. INCOME TAXES

     The Company recorded no income tax benefit relating to the net loss for the three-month and nine-month periods ended September 30, 1998, since a future benefit is not assured. In 1997, the difference from the federal statutory income tax rate of 34% resulted from a decrease in the reserve against certain tax assets.


7. DEBT RESTRUCTURING

     In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended Credit Agreement consisted of
(i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company. The Credit Agreement also prohibits the Company from paying dividends to its shareholders.

     In consideration for the amendments to the Credit Agreement, the Company issued 400,000 shares of the Company's common stock to an affiliate of its lender and agreed to file a registration statement related to those shares with the Securities and Exchange Commission by January 4, 1999. The shares were valued at the time of issuance based on the market price of the Company's stock on the date of issuance less an appropriate discount based on the nature of the underlying stock and its marketability. The common stock was valued at $862,500 and was recorded as payment of $200,000 in bank fees that were due December 31, 1997 and $662,500 in debt issuance costs.

     The Credit Agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The Credit Agreement was further amended on August 13, 1998 to waive covenant defaults through July 31, 1998 and to revise financial covenants for periods after August 1, 1998. The Credit Agreement was further amended on September 17, 1998 to bifurcate the term loan into a term loan of $13 million and a term loan of $3.47 million. The Credit Agreement was further amended on November 2, 1998 (i) to increase the amount the Company could borrow under its revolving loan by increasing the advance rate from 50% to 65% on the value of its eligible inventory and (ii) to delete the financial covenants.

     The revised Credit Agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due in April 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing through the sale of equity or debt securities.


8. COMPREHENSIVE INCOME (LOSS)

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes display requirements of comprehensive income in financial statements. The Company's total comprehensive income (loss) for the three and nine month periods of 1998 and 1997 was ($11,988,773) and ($1,636,258), and
($13,726,032) and ($97,927), respectively.


9. EARNINGS PER SHARE

The weighted-average number of common shares used in the calculation of earnings per share for the three and nine month periods ended September 30, 1998 and 1997 is 7,837,191 and 7,431,523, and 7,816,450 and 7,601,229, respectively. For purposes of calculating diluted earnings per share for the three and nine months ended September 30, 1998 and 1987, common stock equivalents have not been included as the effect would be antidilutive or would be immaterial.


10. RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the current year presentation.


11. 1997 BUSINESS ACQUISITIONS

Sungold Acquisition

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

The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price of $11.7 million was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair value of the assets acquired and liabilities assumed are reflected as intangibles, a component of which is the Stussy license agreement, which is being amortized over the remaining term of the license.

Proforma information for the nine months ended September 30, 1997, assuming the Sungold acquisition had occurred at January 1, 1997, is as follows:

Sales .....................   $39,393,259
Gross profit ..............    24,852,943
Net income (loss) .........        46,435
Net income (loss) per share   $      0.01

Private Eyes Acquisition

On May 14, 1997, the Company purchased substantially all the assets and assumed certain liabilities of the Private Eyes Sunglass Corporation, a Massachusetts corporation ("Private Eyes"). Private Eyes was the licensee for Ellen Tracy eyewear which features a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion forward. Private Eyes is the North American distributor for Emmanuelle Khanh Paris Eyewear and also distributes it own line of prescription frames and eyewear accessories.

The acquisition was accounted for using the purchase method of accounting at the date of acquisition. Accordingly, the allocation of the purchase price of $8 million was based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair value of the assets acquired and liabilities assumed were reflected as intangibles.

Proforma information for the nine months ended September 30, 1997, assuming the Private Eyes acquisition had occurred at January 1, 1997, is as follows:

Sales .....................   $43,531,324
Gross profit ..............    27,139,488
Net income (loss) .........        22,703
Net income (loss) per share   $      0.00

The Company's Ellen Tracy Eyewear business was unable to support the minimum royalty and advertising obligations under the Ellen Tracy license agreement. On September 8, 1998, the Company and Ellen Tracy, Inc. mutually agreed to terminate the license. As a result of the license termination, the Company recorded a charge to earnings of $8.6 million consisting of:


     Write-down of identifiable intangibles - Ellen Tracy License ..........     $1,040,000
     Impairment of long-lived assets (goodwill) based on the
          expected undiscounted cash flows of the Private Eyes division without the Ellen Tracy sales. Ellen Tracy product sales accounted
          for 84% of the total Private Eyes sales in 1997 ..................      7,164,000
     Write-off of deferred marketing costs and estimated sales
          returns and doubtful accounts associated with the termination
          of the Ellen Tracy license .......................................        405,000
                                                                                 ----------
                                                                                 $8,609,000


Timberland Eyewear

     In May 1996, the Company, Douglas W. Lauer, and The Timberland Company formed the kindling company, a California corporation ("Kindling"), a majority-owned subsidiary of the Company, to develop and distribute sunglasses and ophthalmic frames under the Timberland brand name. Concurrently with Kindling's formation, the Company and Kindling, jointly and severally, acquired an exclusive, world-wide license from The Timberland Company to use the Timberland trademark on eyewear. The Company contributed $1.2 million for its 70 percent interest in Kindling. Kindling launched its Timberland sunglass line in March 1997 and its Timberland ophthalmic line in Europe in early 1998. Sales of Timberland branded products totaled approximately 7.2 percent and 2.1 percent of the Company's sales in 1997 and the first nine months of 1998, respectively. Approximately 4.3 percent of the Company's losses in 1997 and an amount approximately equal to the Company's total operating loss for the first nine months of 1998, respectively, were attributable to Kindling's operations.

     Effective September 1, 1998, Kindling sold substantially all of its assets to Adventure Optics, LLC, a limited liability company majority owned by REM Optical Company, Inc. and by The Timberland Company and Douglas W. Lauer. The total purchase price for the assets was $1,008,000 payable in cash and the assumption of certain liabilities. The Company received $358,000 of the proceeds from the sale in partial payment of an intercompany loan from Gargoyles to Kindling. As part of the sale transaction, the license agreement with The Timberland Company was terminated. $255,000 of the proceeds from the asset sale were paid to Timberland as a license termination fee. The Company recorded a charge to earnings of $1,432,000 as a result of the sale of Kindling's assets and the termination of the Timberland license agreement.

London Office

     In late 1996 the Company opened a sales and marketing office in London to manage its European sales efforts. The Company's London office was responsible for approximately 2.9 percent and 2.4 percent of the Company's sales in 1997 and the first nine months of 1998, respectively. A significant portion of the Company's European sales were comprised of Timberland branded products. Costs associated with the Company's European operations totaled $2.4 million and $1.1 million in 1997 and the first nine months of 1998, respectively. The Company closed its London office July 31, 1998. As a result of the London office closing, the Company recorded a charge to earnings of $373,000 consisting of the non-cash write-off of start-up costs of $238,000 and severance and other closing costs.


12. LIQUIDITY

     The Company incurred significant operating losses in 1997 and for the nine months ended September 30, 1998. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in the first quarter of 1998. The Company also has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.

     On October 22, 1998, the Company entered into an agreement in principal for a recapitalization of the Company with a New York investment bank which specializes in transactions with middle market companies with growth prospects. The proposed transaction contemplates the sale by the Company of equity and subordinated debt securities and the restructure and refinancing of the Company's current senior credit facility. While the terms of the securities to be issued remain subject to negotiation, it is anticipated that holders of the Company's presently outstanding common stock will hold less than 20% of the Company's equity, on a fully diluted basis, after the transaction is completed. See "Forward-Looking Statements." The transaction will be completed with the continued cooperation of the Company's current lender and is expected to close in early 1999. Closing of the transaction is conditioned, however, on a number of factors including completion of review of the Company's business and operations, finalizing placement of the securities, and the parties agreement on the terms of definitive documentation, and there can be no assurance that the financing and recapitalization transaction will close when scheduled or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, the ability of the Company to complete its planned recapitalization transaction, the continued cooperation of the Company's bank and suppliers, competitive conditions in the sunglass industry, the possibility of unanticipated expenses and third-party claims, and the factors discussed in the Company's Annual Report, as amended, on Form 10-K/A under factors discussed in connection with the forward-looking statements. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements. Certain forward-looking statements are identified with a cross reference to this paragraph.

GENERAL

     Gargoyles designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Emmanuelle Khanh Paris Eyewear, Private Eyes and Tomichi Studio, a women's fashion brand that was introduced in November 1998. Under the Emmanuelle Khanh Paris Eyewear and Private Eyes brands, the Company also offers lines of ophthalmic frames.

     During the quarter ended September 30, 1998, the Company terminated the license under which it has sold its Ellen Tracy Eyewear line, sold the assets of its partially owned subsidiary, the kindling company ("Kindling") and terminated the license under which Kindling sold the Timberline eyewear brand, and closed its London office. See Note 11 of Notes to Financial Statements, "Results of Operations" and "Liquidity and Capital Resources."

     The Company operates both directly and through three wholly-owned subsidiaries and, until September 1, 1998, through one majority-controlled subsidiary. The Company's operating subsidiaries include: H.S.C., Inc., a Washington corporation, Sungold Eyewear, Inc., a Washington corporation, and Private Eyes Sunglass Corporation, a Washington corporation.


RESULTS OF OPERATIONS

     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                              Three Months         Nine Months
                                                 Ended                Ended
                                              September 30,       September 30,
                                              -------------       -------------
                                              1998     1997      1998      1997
                                             ------   ------    ------    ------
Net sales ...............................    100.0%   100.0%    100.0%    100.0%
Cost of sales ...........................     40.9     41.3      42.5      40.2
Gross profit ............................     59.1     58.7      57.5      59.8
License income ..........................      1.1      1.0        .9       1.3
Operating expenses:
  Sales and marketing ...................     32.2     45.2      34.7      37.5
  General and administrative ............     17.8     19.7      15.6      13.7
  Shipping and warehousing ..............      4.9      3.1       5.2       3.0
  Research and development ..............      1.8      2.9       1.7       3.1
  Provision for Doubtful Accounts              9.0       .5       3.0        .5
Total operating expenses ................     65.7     71.4      60.1      57.8
Income (loss) from operations ...........     (5.5)   (11.7)     (1.7)      3.3

Three Months Ended September 30, 1998
Compared To Three Months Ended September 30, 1997

     Net sales. Net sales decreased from $11.1 million for the quarter ended September 30, 1997 to $9.1 million for the quarter ended September 30, 1998. This decrease of $2 million (18%) was primarily the result of decreases in sales of the Company's Ellen Tracy and Timberland products and the Company's inability to pay for certain purchases of inventory to fill orders.

     Gross profit. Gross profit decreased from $6.5 million for the quarter ended September 30, 1997 to $5.4 million for the quarter ended September 30, 1998. Gross margin percentage was 59.1% in the 1998 quarter compared to 58.7% in the 1997 quarter.

     License income. License income decreased to $98,000 for the quarter ended September 30, 1998 compared to $115,000 for the quarter ended September 30, 1997. License income represents royalties collected on product sold by others that have been authorized to utilize the Gargoyles name or technology.

     Operating expenses. Operating expenses decreased to $6 million for the quarter ended September 30, 1998 from $7.9 million for the quarter ended September 30, 1997. As a percentage of net sales, operating expenses decreased to 65.7% in the 1998 quarter from 71.4% in the 1997 quarter. Sales and marketing expenses decreased $2.1 million in the 1998 quarter, as a result of cost cutting efforts and reduced sales levels. As a percentage of net sales, sales and marketing expenses decreased to 32.2% in the 1998 quarter from 45.2% in the 1997 quarter. General and administrative expenses decreased $565,000 in the 1998 quarter. As a percentage of net sales, general and administrative expenses decreased to 17.8% in the 1998 quarter from 19.7% in the 1997 quarter. Shipping and warehousing expenses increased $100,000 in the 1998 quarter. As a percentage of net sales, shipping and warehousing expenses increased to 4.9% in the 1998 quarter from 3.1% in the 1997 quarter. Research and development expenses decreased $157,000 in the 1998 quarter, primarily as a result of management's efforts to contain certain costs. As a percentage of net sales, research and development expenses decreased to 1.8% in the 1998 quarter from 2.9% in the 1997 quarter. Provision for doubtful accounts increased to $817,273 for the three month period ended September 30, 1998 from $55,356 for the three month period ended September 30, 1997. This increase was the result of a $750,000 provision for the probable write-off of receivable balances that are no longer deemed collectible. The decrease in total operating expenses of $1.9 million is primarily due to the reduction in operating expenses resulting from the Company's cost-cutting measures, reduced sales levels and the closure of the London office and disposition of the Timberland Eyewear operations.

     Income (loss) from operations. The Company realized a loss from operations of $499,000 for the quarter ended September 30, 1998 compared to a loss from operations of $1,290,000 for the quarter ended September 30, 1997.

     Interest income (expense). Interest expense was $884,000 for the quarter ended September 30, 1998 compared with interest expense of $755,000 for the quarter ended September 30, 1997 as a result of increased interest-bearing borrowings. The Company's outstanding borrowings were $28.8 million at September 30, 1998 compared to $26.7 million at September 30, 1997.

     Other income (expense). The Company recognized other expense of $10.6 million during the three months ended September 30, 1998, including (i) a charge of $8.6 million related to write down of goodwill, certain intangible assets, deferred marketing costs and other assets related to the termination of the Ellen Tracy license agreement and related Ellen Tracy Eyewear business, (ii) a charge to earnings of $1.4 million resulting from the sale of the assets of Kindling and the termination of the Timberland license agreement and related Timberland Eyewear business, (iii) a charge of $373,000 in connection with the closing of the Company's London office, which includes charges for the write-off of certain start-up expenses of $238,000 and estimated severance and other costs incurred in connection with closing the office. See "Forward-Looking Statements."

     Income tax provision (benefit). The Company's income tax benefit was zero for the quarter ended September 30, 1998 compared to an income tax benefit of $409,000 for the quarter ended September 30, 1997. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

     Net income (loss). As a result of the items discussed above, the Company's net loss was $12 million or ($1.54) per share for the quarter ended September 30, 1998 compared to a net loss of $1.6 million or ($.22) per share for the quarter ended September 30, 1997.


Nine Months Ended September 30, 1998
Compared To Nine Months Ended September 30, 1997

     Net sales. Net sales decreased to $33.7 million for the nine months ended September 30, 1998 from $35.1 million for the nine months ended September 30, 1997. This decrease was primarily the result of decreased sales of the Company's Gargoyles, Hobie and Timberland products that were partially offset by increased sales of the Sungold and Private Eyes lines which were acquired in the second quarter of 1997.

     Gross profit. Gross profit decreased to $19.4 million for the nine months ended September 30, 1998 from $21 million for the nine months ended September 30, 1997. Gross margin decreased to 57.5% in 1998 from 59.8% in 1997. The decrease in gross margin in 1998 was primarily attributable to reduced sales levels and the liquidation of certain inventories in 1998 at discounted prices.

     License income. License income decreased to $289,000 for the nine months ended September 30, 1998 compared to $447,000 for the nine months ended September 30, 1997. The decrease in license income in 1998 was the result of a decrease in sales of product by licensees.

     Operating expenses. Operating expenses, as a percentage of net sales, increased to 60.1% in 1998 from 57.8% in 1997. Sales and marketing expenses decreased $1.5 million in 1998 as compared to the same period in 1997. As a percentage of net sales, sales and marketing expenses decreased to 34.7% in the 1998 period from 37.5% in the comparable 1997 period. General and administrative expenses increased $415,000 million for the nine months ended September 30, 1998, primarily as a result of the second quarter 1997 Sungold and Private Eyes acquisitions. As a percentage of net sales, general and administrative expenses increased to 15.6% in 1998 from 13.7% in 1997. Shipping and warehousing expenses increased $700,000 in 1998 as compared to the nine months ended September 30, 1997. As a percentage of net sales, shipping and warehousing expenses increased to 5.2% in 1998 from 3.0% in 1997. Research and development expenses decreased $505,000 in the nine months ended September 30, 1998, primarily as a result of management's efforts to contain certain costs. As a percentage of net sales, research and development expenses decreased to 1.7% in 1998 from 3.1% in 1997. Provision for doubtful accounts increased to $997,545 for the nine month period ended September 30, 1998 from $163,086 for the nine month period ended September 30, 1997. This increase was the result of a $750,000 provision in the third quarter of 1998 for the probable write-off of receivable balances that are no longer deemed collectible.

     Income (loss) from operations. The Company incurred a loss from operations of $578,000 for the nine months ended September 30, 1998 compared to income from operations of $1,148,000 for the nine months ended September 30, 1997.

     Interest income (expense). Interest expense was $2,572,000 for the nine months ended September 30, 1998 compared with interest expense of $1,261,000 for the nine months ended September 30, 1997 as a result of increased interest-bearing borrowings.

     Income tax provision (benefit). The Company's income tax benefit was zero for the nine months ended September 30, 1998 compared to an income tax provision of $15,500 for the nine months ended September 30, 1997. Differences from the federal statutory income tax rate of 34% resulted from changes in the reserve against certain tax assets.

     Net income (loss). As a result of the items discussed above, the Company's net loss was $13.8 million or ($1.77) per share for the nine months ended September 30, 1998 compared to a net loss of $98,000 or ($.01) per share for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash provided by the Company's operating activities totaled $42,000 for the nine months ended September 30, 1998. Cash used in the Company's operating activities totaled $9.5 million for the nine months ended September 30, 1997. The Company reduced the cash used in operating activities in the first nine months of 1998 by $9.4 million compared to the first nine months of 1997 by
(i) reducing the buildup of accounts receivable by $3.1 million, (ii) reducing net inventories by $2.9 million in the first nine months of 1998 compared to a $6.3 million increase in inventories in the first nine months of 1997, (iii) reducing the effect of changes in other assets and liabilities, primarily through a decrease in expenditures on prepaid advertising costs and (iv) repaying $1.5 million in accounts payable and accrued expenses in 1998 as compared to repaying $52,000 in accounts payable and accrued expenses in the similar period in 1997. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $100,000 and $1,438,000 for the nine months ended September 30, 1998 and 1997, respectively. The purchase acquisitions of Sungold and Private Eyes required $20.2 million of cash during the nine months ended September 30, 1997. Cash used in the Company's financing activities to repay bank debt totaled $316,000 for the nine month period ended September 30, 1998. Cash provided by the Company's financing activities, primarily proceeds from bank debt, total $26.8 million for the same period in 1997. As of September 30, 1998, the Company had unused sources of liquidity of $870,000, consisting of cash and cash equivalents of $588,000 and borrowings available under its revolving loan of $282,000.

     In January 1998, the Company restructured its credit agreement (the "Credit Agreement") with its primary lender. The amended Credit Agreement consisted of
(i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and (iii) an equipment loan of $3.9 million, secured by the equipment of the Company, resulting in approximately $5 million additional availability to the Company. The Credit Agreement also prohibits the Company from paying dividends to its shareholders.

     In consideration for the amendments to the Credit Agreement, the Company issued 400,000 shares of the Company's common stock to an affiliate of its lender and agreed to file a registration statement related to those shares with the Securities and Exchange Commission by January 4, 1999. The shares were valued at the time of issuance based on the market price of the Company's stock on the date of issuance less an appropriate discount based on the nature of the underlying stock and its marketability. The common stock was valued at $862,500 and was recorded as payment of $200,000 in bank fees that were due December 31, 1997 and $662,500 in debt issuance costs.

     The Credit Agreement was further amended on March 31, 1998 to reschedule principal payments and to revise financial covenants. The Credit Agreement was further amended on August 13, 1998 to waive covenant defaults through July 31, 1998 and to revise financial covenants for periods after August 1, 1998. The Credit Agreement was further amended on September 17, 1998 to bifurcate the term loan into a term loan of $13 million and a term loan of $3.47 million. The Credit Agreement was further amended on November 2, 1998 (i) to increase the amount the Company could borrow under its revolving loan by increasing the advance rate from 50% to 65% on the value of its eligible inventory and (ii) to delete the financial covenants.

     The revised Credit Agreement requires $8.8 million of principal payments due January 4, 1999, with all remaining outstanding debt due in April 1999. The Company believes that it is unlikely it will be able to make such principal payments when due, absent the Company obtaining additional financing through the sale of equity or debt securities.

     On October 22, 1998, the Company entered into an agreement in principal for a recapitalization of the Company with a New York investment bank which specializes in transactions with middle market companies with growth prospects. The proposed transaction contemplates the sale by the Company of equity and subordinated debt securities and the restructure and refinancing of the Company's current senior credit facility. While the terms of the securities to be issued remain subject to negotiation, it is anticipated that holders of the Company's presently outstanding common stock will hold less than 20% of the Company's equity, on a fully diluted basis, after the transaction is completed. The transaction will be completed with the continued cooperation of the Company's current lender and is expected to close in early 1999. Closing of the transaction is conditioned, however, on a number of factors including completion of review of the Company's business and operations, finalizing placement of the securities, and the parties agreement on the terms of definitive documentation, and there can be no assurance that the financing and recapitalization transaction will close when scheduled or at all.

     The Company has initiated certain cost reduction measures including the consolidation of its office and warehouse space. During April 1998, the Company vacated its Norwell, Massachusetts facility and negotiated a termination of the Norwell lease, negotiated a termination of the lease for its warehouse facility in Kent, Washington and negotiated a termination of the lease for its Lynnwood, Washington facility, thereby decreasing minimum future lease payments under noncancelable operating leases from $8.9 million at December 31, 1997 to $1.7 million at September 30, 1998. The Company also has negotiated releases from certain of its licensing agreements. In September 1998, the Company and The Timberland Company agreed to terminate the License Agreement under which the Company sold and distributed Timberland Eyewear. As a result of the termination, the Company was released from $3.4 million minimum future payments under the Timberland license agreement. Also in September 1998, the Company and Ellen Tracy, Inc. agreed to terminate the License Agreement under which the Company sells and distributes Ellen Tracy Eyewear. As a result of the termination, the Company was released from $8.8 million minimum future payments under the license agreement.

     The Company has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. The Company's operations have been constrained significantly by cash shortages, which have resulted in the reduction of inventory purchases and impairment of the Company's ability to order a full inventory of products to fill orders and its ability to make timely payments of receivables. Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail operations, or to dispose of operating assets to enable it to continue operations. See "Forward-Looking Statements."

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 996-12344RCL, against Aearo Corporation, a Delaware corporation, alleging infringement of the Company's toric curve lens utility patent. On May 19, the Court ruled in favor of the Company and found that product manufactured by Aearo Corporation infringes the Company's toric curve patent. Following the Court's ruling, the only significant issues left for trial included the extent of damages to be awarded to the Company resulting from Aearo's patent infringement and whether the Company's patent was validly issued. On October 20, 1998 the Company reached a settlement agreement with Aearo Corporation. Under the terms of the settlement, all claims by and against the parties were fully released and the Company granted to Aearo Corporation a license to continue to make and sell certain infringing product into certain markets in exchange for a one-time, lump sum royalty of $1.2 million, which was paid by Aearo upon execution of the license agreement.

     On October 8, 1998, the Company reached a settlement and full release from Michele J. Maulden and David B. Maulden in a lawsuit filled against the Company in the Superior Court of Washington, for King County under Case No. 97-2-1877-1 KNT. Payment made by the Company to settle this dispute did not materially, adversely effect the results of the Company's operations or its financial position.

     There have been no material changes in other legal proceedings reported in the Company's 1997 Annual Report, as amended, on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on April 15, 1998.


ITEM 5. OTHER INFORMATION

     In July, the Company received notice from Nasdaq that a Nasdaq Listing Qualifications Panel had determined to delist the Company's common stock from the Nasdaq National Market for failure to meet Nasdaq's listing requirement with respect to net tangible assets. Delisting was effective as of the close of business July 13, 1998. The Company's common stock has continued to trade in the Nasdaq over-the-counter market.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 10.1 Ninth Amendment to First Amended and Restated Credit Agreement dated September 17, 1998, by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 10.2 Renewal Term Note I dated September 17, 1998, made by Gargoyles, Inc. in favor of U.S. Bank National Association.

Exhibit 10.3 Renewal Term Note II dated September 17, 1998, made by Gargoyles, Inc. in favor of U.S. Bank National Association.

Exhibit 10.4 Tenth Amendment to First Amended and Restated Credit Agreement dated November 2, 1998, by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 10.5   Letter  Agreement dated September 8, 1998,  between Ellen Tracy,
               Inc.  and   Gargoyles,   Inc.,   on  behalf  of  itself  and  its
               wholly-owned subsidiary, Gargoyles Acquisition Corporation II, now known as Private Eyes Sunglass Corporation.

Exhibit 10.6 Guaranty dated September 8, 1998, made by Gargoyles, Inc. in favor of Ellen Tracy, Inc.

Exhibit 10.7 Termination and Release dated September 15, 1998, by and among The Timberland Company, Gargoyles, Inc. and the kindling company.

Exhibit 10.8 License Agreement dated October 20, 1998, between Gargoyles, Inc. and Aearo Company.

Exhibit 27.1   Financial Data Schedule.

(b) REPORTS ON FORM 8-K

     Form 8-K with respect to the sale of substantially all the assets of the Company's subsidiary, the kindling company, and the termination of the Company's license with The Timberland Company was filed with the Securities and Exchange Commission on September 30, 1998.

     Form 8-K with respect to the Company reaching an agreement in principal for a recapitalization of the Company was filed with the Securities and Exchange Commission on November 5, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Gargoyles, Inc.
                                   (Registrant)

November 13, 1998                  /s/ Leo Rosenberger
                                   -------------------

                                   Leo Rosenberger
                                   Chief Executive Officer, Chief
                                   Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION

Exhibit 10.1 Ninth Amendment to First Amended and Restated Credit Agreement dated September 17, 1998, by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 10.2 Renewal Term Note I dated September 17, 1998, made by Gargoyles, Inc. in favor of U.S. Bank National Association.

Exhibit 10.3 Renewal Term Note II dated September 17, 1998, made by Gargoyles, Inc. in favor of U.S. Bank National Association.

Exhibit 10.4 Tenth Amendment to First Amended and Restated Credit Agreement dated November 2, 1998, by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

Exhibit 10.5   Letter  Agreement dated September 8, 1998,  between Ellen Tracy,
               Inc.  and   Gargoyles,   Inc.,   on  behalf  of  itself  and  its
               wholly-owned subsidiary, Gargoyles Acquisition Corporation II, now known as Private Eyes Sunglass Corporation.

Exhibit 10.6 Guaranty dated September 8, 1998, made by Gargoyles, Inc. in favor of Ellen Tracy, Inc.

Exhibit 10.7 Termination and Release dated September 15, 1998, by and among The Timberland Company, Gargoyles, Inc. and the kindling company.

Exhibit 10.8 License Agreement dated October 20, 1998, between Gargoyles, Inc. and Aearo Company.

Exhibit 27.1   Financial Data Schedule.