Form 10-Q/A
period 1998-09-30
GARGOYLES INC
filed 1999-03-22
CIK 1016278

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

                         Commission file number 0-21335

                                GARGOYLES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Washington                               91-1247269
   ------------------------          --------------------------------------
   (State of Incorporation)         (I.R.S. Employer Identification Number)

                            5866 SOUTH 194TH STREET
                             KENT, WASHINGTON 98032
                                 (253) 796-2752
   --------------------------------------------------------------------------
   (Address and telephone number of registrant's principal executive offices)

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

     The Company's report on Form 10-Q for the period ended September 30, 1998 is amended to add the following section to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations:



ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUES
----------------
     Because the real-time clocks in many existing computer chips do not properly recognize a year that begins with "20" rather than "19," many computer applications based upon those chips could fail or create erroneous results at and after midnight on December 31, 1999. Because many of these chips are embedded in existing items of equipment and are non-programmable, components or all of the equipment must be replaced to obviate these failures or erroneous results. To the extent that faulty chips are not replaced in critical components of equipment, heat, power, telephone and other services to the Company, as well as the Company's own computers, could fail, causing disruption to the Company's business. To the extent that the Company's suppliers and customers may have operational problems arising from these types of failures and errors associated with the Year 2000, the Company could be adversely impacted. The Company has determined that it will need to modify or replace certain portions of its software so that its computer and communications systems will function properly with respect to dates in the year 2000 and beyond. The Company has established a Year 2000 contingency plan which is being addressed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by September 1999. The Company has initiated and completed discussions with its key vendors and customers and with its bank to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company has completed its assessment of its systems in its Kent, Washington facilities and is in the process of assessing its systems in its Farmingdale, New York facility. The Company has also completed the upgrade of its telephone systems, its backup software, and certain of its PC software upgrades at a cost of less than $10,000. The Company estimates the total cost to date of system upgrades required for Year 2000 compliance will not exceed $125,000. However, in view of the subtlety of the problem and the unfamiliarity with the scope of the problem by many in the business community, there can be no assurance that the Company, or its critical suppliers or customers, will not encounter some form of computer or service failures at or after midnight on December 31, 1999 which could result in disruption of the Company's business, perhaps materially so, to the Company's detriment.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Gargoyles, Inc.
                                        (Registrant)

Date:  March 22, 1999                   By:  /s/ Leo Rosenberger
                                             -------------------------------
                                             Leo Rosenberger
                                             Chief Executive Officer, Chief
                                             Financial Officer and Treasurer