Form 10-K405
period 1998-12-31
GARGOYLES INC
filed 1999-03-30
CIK 1016278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                            -----------------------

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1998

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________

                        Commission file number  0-21335

                                GARGOYLES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            -----------------------

      Washington                                          91-1247269
------------------------                            ----------------------
(State of Incorporation)                               (I.R.S. Employer
                                                    Identification Number)
                            5866 South 194th Street
                            Kent, Washington  98032
                                 (253) 796-2752
   -------------------------------------------------------------------------
   (Address and telephone number of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

                            -----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

     As of March 22, 1999, 7,822,191 shares of the registrant's common stock, no par value, were outstanding. The aggregate market value of the common stock held by non-affiliates or the registrant on that date was $1,046,922, computed at the closing price on that date.

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held in June, 1999.

                                     INDEX
                                                                   Page
                                                                   ----
                                     PART I

Item 2.    Properties .............................................  3

Item 3.    Legal Proceedings ......................................  3

Item 4.    Submission of Matters to a Vote of
           Security Holders .......................................  4

                                    PART II

Item 5.    Market for Registrant's Common Stock and
           Related Shareholder Matters ............................  4

Item 9.    Changes and Disagreements with Accountants
           on Accounting and Financial Disclosures ................  5

                                    PART III

Item 10.   Directors and Executive Officers
           of the Registrant ......................................  6

Item 11.   Executive Compensation .................................  7

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management ................................    8

Item 13.   Certain Relationships and Related
           Transactions ........................................     8

                                    PART IV

Item 14.   Exhibits, Financial Statements and Reports
           on Form 8-K ...........................................   8

ITEM 1.  BUSINESS
-----------------

         To be filed by amendment.


ITEM 2.  PROPERTIES
-------------------

         With the acquisitions of Sungold and Private Eyes in 1997, the Company acquired various leased operating facilities and showrooms. In the same year, executing on a plan to consolidate its operations to one facility, the Company leased an approximately 93,000 square foot facility in Lynnwood, Washington which was anticipated to be its primary assembly, warehousing and shipping facilities and for use as its corporate headquarters. As part of the restructure process, the Company negotiated terminations of many of these facilities, including the Lynnwood facility, and relocated the Company's operations in Washington state to its original corporate headquarters in Kent, Washington and to a new 20,000 sq. ft. leased facility located nearby in Kent, Washington. Sungold continues to operate from its facility in Farmingdale, New York. The following table sets forth the leases to which the Company was a party as of January 1, 1998 and the current status of each lease.

LOCATION           SQ. FT.    CORPORATE FUNCTION             STATUS
---------------    -------    ---------------------------    ----------------
Lynnwood, WA       93,000     New corporate headquarters;    Lease terminated
                              assembly; warehousing and
                              shipping
Kent, WA           26,000     Current headquarters           No change
Kent, WA           24,000     Formerly shipping and          Lease terminated
                              warehousing
Farmingdale, NY    26,000     Sungold operations             No change
Norwell, MA        16,000     Formerly Private Eyes          Lease terminated
                              operations
Kent, WA           15,000     Vacant office space            Lease terminated
New York, NY       3,500      Private Eyes showroom          No change
London             3,000      International sales and        Sublet
                              marketing office
San Ramon, CA      1,500      Kindling office                Lease terminated
Dallas, TX         N/A        Private Eyes showroom          Lease terminated


As a result of the restructure of the Company's leased facilities, to date the Company has reduced its minimum future lease payments under such leases by more than $7.3 million. Management believes that its current facilities will be sufficient to meet the Company's operating needs for the foreseeable future. See "Business -- Forward Looking Statements."


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On October 8, 1998, the Company reached a settlement and full release from Michele J. Maulden and David B. Maulden in a lawsuit filled against the Company in the Superior Court of Washington, for King County under Case No. 97-2-1877-1 KNT. Payment made by the Company to settle this dispute did not materially, adversely affect the results of the Company's operations or its financial position.

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

         On November 18, December 4 and December 9, 1998 the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes. The Company has retained counsel in this matter and intends to appeal and to vigorously defend the Department's assessment.

         The Company also is a party to various other claims, complaints and legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of all such pending legal proceedings, in the aggregate, will not have a material adverse effect on its results of operations or financial position. See "Business _ Forward-Looking Statements" "Business -- Risk Factors -- Litigation Risks."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

         The Company effected its initial public offering of Common Stock on September 27, 1996, at a price to the public of $16.00 per share. Between September 27, 1996 and July 13, 1998 the Company's Common Stock traded on the NASDAQ National Market. Since July 13, 1998, the Company's Common Stock has continued to be quoted on the OTC Bulletin Board. The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System and quoted on the OTC Bulletin Board.

            1996                      High              Low
       --------------               -------           -------
       Third quarter                 $23.50           $19.75
       (from September 27, 1996)
       Fourth quarter                $21.25           $ 8.00

            1997                      High              Low
       --------------               -------           -------
       First quarter                 $10.00            $6.75
       Second quarter                  9.38             7.19
       Third quarter                   8.00             5.88
       Fourth quarter                  6.13             3.13

            1998                      High              Low
       --------------               -------           -------
       First quarter                  $4.50            $2.63
       Second quarter                  3.50             1.00
       Third quarter                   1.63             0.13
       Fourth quarter                  0.63             0.15

         As of March 22, 1998, there were 127 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is much higher. On March 22, 1998, the Company's Common Stock traded at a high of $0.28 and a low of $0.28.

         The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. In addition, the Company's current credit facility with the Bank prohibits the payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         To be filed by amendment.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

         To be filed by amendment.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         To be filed by amendment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
------------------------------------------------------------------------

         On February 23, 1999, the client-auditor relationship between the Company and its principal accountants, Ernst & Young LLP, ceased. The resignation of Ernst & Young LLP was effective on February 23, 1999. At a meeting held on February 22, 1999, the Board of Directors of the Company approved the engagement of BDO Seidman, LLP as its independent auditors to replace Ernst & Young LLP who also resigned as auditors of the Company effective February 23, 1999. The Audit Committee of the Board of Directors approved the change on February 22, 1999.

         The audit reports of Ernst & Young LLP on the financial statements of the Company for the Company's last two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was either opinion qualified or modified as to uncertainty, audit scope, or accounting principles. During registrant's two most recent fiscal years and the subsequent interim periods preceding such termination, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. There have occurred no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K during registrant's two most recent fiscal years and the subsequent interim periods preceding such termination.

         During the registrant's two most recent fiscal years, and the subsequent interim period prior to engaging BDO Seidman, LLP, neither the registrant nor someone on its behalf consulted BDO Seidman, LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to registrant nor oral advice provided that BDO Seidman, LLP concluded was an important factor considered by the registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K.


                                   PART III.
                                   ---------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The directors and executive officers of the Company, and their ages as of March 31, 1999, are as follows:

Name                          Age       Position
Leo Rosenberger                48       Chief Executive Officer, Chief
                                        Financial Officer and Treasurer
Cynthia L. Pope                47       Vice President and General Counsel and
                                        Secretary
Sheldon Goldman                36       President, Sungold
Robert G. Wolfe (1)            42       Chairman of the Board
Timothy C. Potts (1)           50       Director
William D. Ruckelshaus (2)     66       Director
Paul S. Shipman (2)            46       Director
Walter F. Walker (1)           44       Director

--------------------------

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

         ROBERT G. WOLFE was appointed by the board of directors of the Company in January 1998 as a Director and as Chairman of the Board of Directors on an interim basis until the 1998 annual meeting of the Company's shareholders. Since February 1999, Mr. Wolfe has served as President of GT Group Telecom, Inc. Mr. Wolfe was Chief Financial Officer of Trillium Corporation from 1996 to December 1998. From 1987 to 1995, Mr. Wolfe was a corporate finance executive at Goldman Sachs. Mr. Wolfe serves as a director of Trillium Corporation, GT Group Telecom, Inc., Babylon Entertainment, and RODI Power Systems, Inc.

         TIMOTHY C. POTTS has been a Director of the Company since March 1995. Mr. Potts has been Senior Vice President--Finance of Trillium since July 1994. From April 1987 to July 1994, Mr. Potts was the Chief Financial Officer of Trillium.

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

         WALTER F. WALKER has been a Director of the Company since December 1995. Since September 1994, Mr. Walker has been the President of the Seattle Supersonics National Basketball Association basketball team, owned by a subsidiary of Ackerley Communications, Inc. From March to September 1994, he was President of Walker Capital, Inc., a money management firm. From July 1987 to March 1994, Mr. Walker was a Vice President of Goldman, Sachs & Co., a registered broker-dealer. From 1976 to 1985, Mr. Walker was a professional basketball player in the National Basketball Association. Mr. Walker is also a director of Redhook and Interpoint Corporation.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         Information regarding executive compensation is incorporated by reference from the Company's 1999 Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") under the caption "Executive Compensation".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1999 Proxy Statement under the caption "Beneficial Ownership of Shares".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Information regarding certain relationships and related transactions is incorporated by reference from the 1999 Proxy Statement under the caption "Certain Transactions".


                                    PART IV.
                                    --------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
---------------------------------------------------------------

   (a)   Financial Statements and Financial Statement Schedules

         To be filed by amendment.

   (b)   Reports on Form 8-K

         Form 8-K with respect to the sale of assets of the Company's majority-owned subsidiary, the kindling company, was filed with the Securities and Exchange Commission on September 8, 1998.

         Form 8-K with respect to an agreement in principal with respect to a proposed transaction for a recapitalization of the Company was filed with the Securities and Exchange Commission on November 5, 1998.

   (c)   Exhibits

         The following exhibits are filed as a part of, or incorporated by reference into, this report:

 3.1 (1)       Form of Amended and Restated Articles of Incorporation of the
               registrant currently in effect.
 3.2 (1)       Bylaws of the registrant currently in effect.
10.1 (1)       Stock Purchase Agreement, dated as of March 14, 1995, among
               Gargoyles and certain other parties.
10.2 (1)       Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest Sports, Inc.,
               Antone Manufacturing, Inc. and the Founder.
10.3 (1)       Stock Purchase Agreement, dated as of January 25, 1996, among
               Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff, H.S.I., a
               California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4 (1)       Industrial Real Estate Lease (Single Tenant Facility), dated
               December 16, 1993, between Gargoyles, Inc. and DB&D Partnership.
10.5 (1)       Lease Amendment, dated as of March 17, 1995, between Gargoyles,
               Inc. and DB&D Partnership.
10.6 (1) +     Gargoyles, Inc. Common Stock Purchase Warrant, dated January
               1996, between Gargoyles, Inc. and Wally Walker.
10.7 (1) +     Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.8 (1) +     1995 Stock Incentive Compensation Plan.
10.9 (1)       Amended and Restated Agreement Regarding Claim Rights, dated
               July 3, 1996, by and between the Founder, Gargoyles, Inc. and
               Conquest Sports, Inc.
10.10*(1)      Ratification of Settlement Agreement and General Release, dated
               April 12, 1995.
10.11*(1)      Trademark License Agreement dated as of April 12, 1995.
10.12*(1)      License Agreement, effective January 1, 1989, between Hobie
               Designs, Inc. and H.S.I.
10.13*(1)      License Agreement, dated as of May 31, 1996, among Ixela, Inc.,
               Alexi Lalas and Gargoyles, Inc.
10.14 (2)      Indemnity Agreement, dated September 26, 1996, by Trillium
               Corporation and Douglas B. Hauff in favor of Gargoyles.
10.15 (3)      Agreement, dated January 9, 1997, between Gargoyles and
               International Speedway Corporation.
10.16 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Douglas B. Hauff.
10.17 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Trillium Investors II.
10.18 (4)      First Amended and Restated Credit Agreement, dated April 7,
               1997, between U.S. Bank of Washington, National Association and
               Gargoyles, Inc.
10.19 (5)      Second Amendment to First Amended and Restated Credit Agreement,
               dated July 15, 1997, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.20 (6)      Third Amendment to First Amended and Restated Credit Agreement,
               dated January 15, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.21 (6)      Fourth Amendment to First Amended and Restated Credit Agreement,
               dated January 30, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.22 (6)      Fifth Amendment to First Amended and Restated Credit Agreement,
               dated March 17, 1998, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.23 (6)      Promissory Note, dated April 9, 1997, between Douglas B. Hauff in favor of Gargoyles, Inc.
10.24 (7)      Asset Purchase and Sales Agreement, dated as of April 10, 1997, between Sungold Enterprises, Ltd., Sheldon Goldman, Lionel
               Goldman and Lionel Goldman, Trustee of The Lionel Goldman Family
               Trust u/a, dated September 30, 1994, and Gargoyles Acquisition
               Corporation (n/k/a Sungold Eyewear, Inc.).
10.25 (6) +    Employment Agreement, dated as of April 10, 1997, between
               Gargoyles Acquisition Corporation (n/k/a Sungold Eyewear, Inc.)
               and Sheldon Goldman.
10.26 (6)      Royalty Agreement, dated April 10, 1997, between Gargoyles
               Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and
               Sungold Enterprises, Ltd.
10.27 (6)      Nondisclosure and Noncompetition Agreement dated as of April 10,
               1997, between Gargoyles Acquisition Corporation (n/k/a Sungold
               Eyewear, Inc.) and Lionel Goldman.
10.28*(6)      Amended and Restated License Agreement dated April 10, 1997, between Stussy, Inc. and Sungold Enterprises, Ltd.
10.29 (8)      Asset Purchase and Sale Agreement, dated as of May 5, 1997, between The Private Eyes Sunglass Corporation, Richard W.
               Hammel, Sr., Patricia Lynch, Annette Hammel, Robert Hammel and
               Ronald Hammel and Gargoyles Acquisition Corporation II (n/k/a
               Private Eyes Sunglass Corporation).
10.30 (6)      Contingent Price Agreement, dated as of May 14, 1997, between
               Gargoyles Acquisition Corporation II (n/k/a Private Eyes
               Sunglass Corporation) and The Private Eyes Sunglass Corporation.
10.31*(6)      Exclusive Distributorship Agreement, dated October 25, 1997, between Cebe International S.A. and Private Eyes Sunglass
               Corporation.
10.32 (6)      Settlement Agreement, dated as of May 30, 1997, between
               Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, LaHaye
               Laboratories, Inc. and Neoptx, Inc.
10.33 (6)      License Agreement, dated as of June 30, 1997, between Neoptx,
               Inc. and Gargoyles, Inc.
10.34 (6)      Settlement Agreement and Mutual Release, dated as of July 14,
               1997, between Adidas America, Inc., Gargoyles, Inc., Conquest
               Sports, Inc., Axcent Sports, Inc., Sports Performance Products,
               Inc., Douglas Hauff, and Trillium Corporation.
10.35 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between Steven R. Kingma and Gargoyles, Inc.
10.36 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between G. Travis Worth and Gargoyles, Inc.
10.37 (6) +    Separation and Release Agreement, dated February 2, 1998,
               between David Jobe and Gargoyles, Inc.
10.38 (6) +    Separation and Release Agreement, dated March 11, 1998, between
               Douglas B. Hauff and Gargoyles, Inc.
10.39 (6) +    Mutual General Release and Payment Agreement, dated as of March
               2, 1998, between HXPE, Inc., f/k/a/ The Private Eyes Sunglass
               Corporation, Richard Hammel, Sr., Patricia Lynch, Gargoyles,
               Inc. and Gargoyles Acquisition Corporation II, a/k/a/ Private
               Eyes Sunglas Corporation.
10.40 (6) +    Employment Agreement, dated as of February 1, 1998, between
               Gargoyles, Inc. and Leo Rosenberger.
10.41 (6)      Lease Agreement, dated November 27, 1996, between Leonard
               Delalio and Robert P. Delalio and Sungold Enterprises Limited.
10.42 (6)      $14,000,000 Renewal Revolving Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.43 (6)      $3,650,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.44 (6)      $250,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.45 (6)      Security Agreement, dated January 15, 1998, between Sungold
               Eyewear, Inc. and U.S. Bank National Association.
10.46 (6)      Security Agreement, dated January 15, 1998, between Private Eyes
               Sunglass Corp. and U.S. Bank National Association.
10.47*(13)     License Agreement dated October 23, 1998, by and between Dale
               Earnhardt and Gargoyles, Inc.
10.48*(13)     License Agreement dated October 23, 1998, by and between Dale
               Earnhardt, Jr. and Gargoyles, Inc.
10.49 (13)     Agreement dated January 8, 1999 between Golden Bear Golf, Inc.
               and Gargoyles, Inc.
10.50 (13)     Agreement Regarding Hauff Notes dated February 2, 1999 by and between Gargoyles, Inc. and Douglas B. Hauff.
10.51 (13)     Letter Agreement between the Susan G. Komen Breast Cancer
               Foundation and the Private Eyes Sunglass Corporation.
10.52 (11)     Renewal Term Note I dated September 17, 1998, made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.53 (11)     Renewal Term Note II dated September 17, 1998, made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.54 (9)      Lease Termination Agreement made as of the 13th day of April
               1998, by and between Ronald Gordon, Trustee of A.E.P. Realty
               Trust, as Landlord, and Private Eyes Sunglass Corporation, as
               Tenant.
10.55 (9)      Seventh Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.56 (10)     Lease Agreement dated June 8, 1998, by and between South Valley
               Associates, as Landlord, and Gargoyles, Inc., as Tenant.
10.57 (10)     Eighth Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.58 (11)     Ninth Amendment to First Amended and Restated Credit Agreement
               dated September 17, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.59 (11)     Tenth Amendment to First Amended and Restated Credit Agreement
               dated November 2, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.60 (13)     Eleventh Amendment to First Amended and Restated Credit
               Agreement dated December 21, 1998, by and between U.S. Bank
               National Association, successor by merger to U.S. Bank of
               Washington National Association, and Gargoyles, Inc.
10.61 (13)     Twelfth Amendment to First Amended and Restated Credit Agreement
               dated March 5, 1999, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.62 (11)     License Agreement dated October 20, 1998, between Gargoyles,
               Inc. and Aearo Company.
10.63 (11)     Termination and Release dated September 8, 1998, by and among
               The Timberland Company, Gargoyles, Inc. and the kindling
               company.
10.64 (12)     Asset Purchase Agreement among Adventure Optics, LLC, the
               kindling company, Douglas Lauer and Gargoyles, Inc. dated
               September 15, 1998.
10.65 (11)     Letter Agreement dated September 8, 1998, between Ellen Tracy,
               Inc. and Gargoyles, Inc., on behalf of itself and its wholly-
               owned subsidiary, Gargoyles Acquisition Corporation II, now known as Private Eyes Sunglass Corporation.
10.66 (11)     Guaranty dated September 8, 1998, made by Gargoyles, Inc. in favor of Ellen Tracy, Inc.
21.1  (13)     Subsidiaries of the registrant.
23.1  (14)     Consent of Ernst & Young LLP, Independent Accountants.
23.2  (14)     Consent of BDO Seidman, LLP, Independent Accountants.
27.1  (14)     Financial Data Schedule.

-------------------
 *    Confidential Treatment Requested
 +    Executive Compensation Plan and Arrangements
(1)   Incorporated by reference to the Company's Registration Statement on
      Form S-1 (Registration No. 333-07573).
(2)   Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended September 30, 1996.
(3)   Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.
(4)   Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended March 31, 1997.
(5)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997.
(6)   Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997.
(7)   Incorporated by reference to the Company's Report on Form 8-K filed
      April 28, 1997.
(8)   Incorporated by reference to the Company's Report on From 8-K filed
      May 29, 1997.
(9)   Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended March 31, 1998.
(10)  Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended June 30, 1998.
(11)  Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended September 30, 1998.
(12)  Incorporated by reference to the Company's Report on Form 8-K filed
      September 29, 1998.
(13)  Filed herewith.
(14)  To be filed by amendment.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                GARGOYLES, INC.

                                   /s/ LEO ROSENBERGER
              By:________________________________________________
                                Leo Rosenberger
              Chief Executive Officer and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 30th day of March, 1999.


      SIGNATURE                                  TITLE
      ---------                                  ------

/s/ LEO ROSENBERGER                Chief Executive Officer and Chief Financial
--------------------------         Officer (Principle Executive Officer)
Leo Rosenberger

/s/ CHERYL BECKMAN                 Corporate Comptroller
--------------------------         (Principle Accounting Officer)
Cheryl Beckman

/s/ ROBERT G. WOLFE                Chairman of the Board
--------------------------
Robert G. Wolfe

/s/ TIMOTHY C. POTTS               Director
--------------------------
Timothy C. Potts

/s/ WILLIAM D. RUCKELSHAUS         Director
--------------------------
William D. Ruckelshaus

/s/ PAUL S. SHIPMAN                Director
--------------------------
Paul S. Shipman

/s/ WALTER F. WALKER               Director
--------------------------
Walter F. Walker

                                    EXHIBITS
                                    --------

3.1 (1)        Form of Amended and Restated Articles of Incorporation of the
               registrant currently in effect.
 3.2 (1)       Bylaws of the registrant currently in effect.
10.1 (1)       Stock Purchase Agreement, dated as of March 14, 1995, among
               Gargoyles and certain other parties.
10.2 (1)       Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest Sports, Inc.,
               Antone Manufacturing, Inc. and the Founder.
10.3 (1)       Stock Purchase Agreement, dated as of January 25, 1996, among
               Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff, H.S.I., a
               California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4 (1)       Industrial Real Estate Lease (Single Tenant Facility), dated
               December 16, 1993, between Gargoyles, Inc. and DB&D Partnership.
10.5 (1)       Lease Amendment, dated as of March 17, 1995, between Gargoyles,
               Inc. and DB&D Partnership.
10.6 (1) +     Gargoyles, Inc. Common Stock Purchase Warrant, dated January
               1996, between Gargoyles, Inc. and Wally Walker.
10.7 (1) +     Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.8 (1) +     1995 Stock Incentive Compensation Plan.
10.9 (1)       Amended and Restated Agreement Regarding Claim Rights, dated
               July 3, 1996, by and between the Founder, Gargoyles, Inc. and
               Conquest Sports, Inc.
10.10*(1)      Ratification of Settlement Agreement and General Release, dated
               April 12, 1995.
10.11*(1)      Trademark License Agreement dated as of April 12, 1995.
10.12*(1)      License Agreement, effective January 1, 1989, between Hobie
               Designs, Inc. and H.S.I.
10.13*(1)      License Agreement, dated as of May 31, 1996, among Ixela, Inc.,
               Alexi Lalas and Gargoyles, Inc.
10.14 (2)      Indemnity Agreement, dated September 26, 1996, by Trillium
               Corporation and Douglas B. Hauff in favor of Gargoyles.
10.15 (3)      Agreement, dated January 9, 1997, between Gargoyles and
               International Speedway Corporation.
10.16 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Douglas B. Hauff.
10.17 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Trillium Investors II.
10.18 (4)      First Amended and Restated Credit Agreement, dated April 7,
               1997, between U.S. Bank of Washington, National Association and
               Gargoyles, Inc.
10.19 (5)      Second Amendment to First Amended and Restated Credit Agreement,
               dated July 15, 1997, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.20 (6)      Third Amendment to First Amended and Restated Credit Agreement,
               dated January 15, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.21 (6)      Fourth Amendment to First Amended and Restated Credit Agreement,
               dated January 30, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.22 (6)      Fifth Amendment to First Amended and Restated Credit Agreement,
               dated March 17, 1998, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.23 (6)      Promissory Note, dated April 9, 1997, between Douglas B. Hauff in favor of Gargoyles, Inc.
10.24 (7)      Asset Purchase and Sales Agreement, dated as of April 10, 1997, between Sungold Enterprises, Ltd., Sheldon Goldman, Lionel
               Goldman and Lionel Goldman, Trustee of The Lionel Goldman Family
               Trust u/a, dated September 30, 1994, and Gargoyles Acquisition
               Corporation (n/k/a Sungold Eyewear, Inc.).
10.25 (6) +    Employment Agreement, dated as of April 10, 1997, between
               Gargoyles Acquisition Corporation (n/k/a Sungold Eyewear, Inc.)
               and Sheldon Goldman.
10.26 (6)      Royalty Agreement, dated April 10, 1997, between Gargoyles
               Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and
               Sungold Enterprises, Ltd.
10.27 (6)      Nondisclosure and Noncompetition Agreement dated as of April 10,
               1997, between Gargoyles Acquisition Corporation (n/k/a Sungold
               Eyewear, Inc.) and Lionel Goldman.
10.28*(6)      Amended and Restated License Agreement dated April 10, 1997, between Stussy, Inc. and Sungold Enterprises, Ltd.
10.29 (8)      Asset Purchase and Sale Agreement, dated as of May 5, 1997, between The Private Eyes Sunglass Corporation, Richard W.
               Hammel, Sr., Patricia Lynch, Annette Hammel, Robert Hammel and
               Ronald Hammel and Gargoyles Acquisition Corporation II (n/k/a
               Private Eyes Sunglass Corporation).
10.30 (6)      Contingent Price Agreement, dated as of May 14, 1997, between
               Gargoyles Acquisition Corporation II (n/k/a Private Eyes
               Sunglass Corporation) and The Private Eyes Sunglass Corporation.
10.31*(6)      Exclusive Distributorship Agreement, dated October 25, 1997, between Cebe International S.A. and Private Eyes Sunglass
               Corporation.
10.32 (6)      Settlement Agreement, dated as of May 30, 1997, between
               Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, LaHaye
               Laboratories, Inc. and Neoptx, Inc.
10.33 (6)      License Agreement, dated as of June 30, 1997, between Neoptx,
               Inc. and Gargoyles, Inc.
10.34 (6)      Settlement Agreement and Mutual Release, dated as of July 14,
               1997, between Adidas America, Inc., Gargoyles, Inc., Conquest
               Sports, Inc., Axcent Sports, Inc., Sports Performance Products,
               Inc., Douglas Hauff, and Trillium Corporation.
10.35 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between Steven R. Kingma and Gargoyles, Inc.
10.36 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between G. Travis Worth and Gargoyles, Inc.
10.37 (6) +    Separation and Release Agreement, dated February 2, 1998,
               between David Jobe and Gargoyles, Inc.
10.38 (6) +    Separation and Release Agreement, dated March 11, 1998, between
               Douglas B. Hauff and Gargoyles, Inc.
10.39 (6) +    Mutual General Release and Payment Agreement, dated as of March
               2, 1998, between HXPE, Inc., f/k/a/ The Private Eyes Sunglass
               Corporation, Richard Hammel, Sr., Patricia Lynch, Gargoyles,
               Inc. and Gargoyles Acquisition Corporation II, a/k/a/ Private
               Eyes Sunglas Corporation.
10.40 (6) +    Employment Agreement, dated as of February 1, 1998, between
               Gargoyles, Inc. and Leo Rosenberger.
10.41 (6)      Lease Agreement, dated November 27, 1996, between Leonard
               Delalio and Robert P. Delalio and Sungold Enterprises Limited.
10.42 (6)      $14,000,000 Renewal Revolving Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.43 (6)      $3,650,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.44 (6)      $250,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.45 (6)      Security Agreement, dated January 15, 1998, between Sungold
               Eyewear, Inc. and U.S. Bank National Association.
10.46 (6)      Security Agreement, dated January 15, 1998, between Private Eyes
               Sunglass Corp. and U.S. Bank National Association.
10.47*(13)     License Agreement dated October 23, 1998, by and between Dale
               Earnhardt and Gargoyles, Inc.
10.48*(13)     License Agreement dated October 23, 1998, by and between Dale
               Earnhardt, Jr. and Gargoyles, Inc.
10.49 (13)     Agreement dated January 8, 1999 between Golden Bear Golf, Inc.
               and Gargoyles, Inc.
10.50 (13)     Agreement Regarding Hauff Notes dated February 2, 1999 by and between Gargoyles, Inc. and Douglas B. Hauff.
10.51 (13)     Letter Agreement between the Susan G. Komen Breast Cancer
               Foundation and the Private Eyes Sunglass Corporation.
10.52 (11)     Renewal Term Note I dated September 17, 1998,  made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.53 (11)     Renewal Term Note II dated September 17, 1998,  made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.54 (9)      Lease Termination Agreement made as of the 13th day of April
               1998, by and between Ronald Gordon, Trustee of A.E.P. Realty
               Trust, as Landlord, and Private Eyes Sunglass Corporation, as
               Tenant.
10.55 (9)      Seventh Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.56 (10)     Lease Agreement dated June 8, 1998, by and between South Valley
               Associates, as Landlord, and Gargoyles, Inc., as Tenant.
10.57 (10)     Eighth Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.58 (11)     Ninth Amendment to First Amended and Restated Credit Agreement
               dated September 17, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.59 (11)     Tenth Amendment to First Amended and Restated Credit Agreement
               dated November 2, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.60 (13)     Eleventh Amendment to First Amended and Restated Credit
               Agreement dated December 21, 1998, by and between U.S. Bank
               National Association, successor by merger to U.S. Bank of
               Washington National Association, and Gargoyles, Inc.
10.61 (13)     Twelfth Amendment to First Amended and Restated Credit Agreement
               dated March 5, 1999, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.62 (11)     License Agreement dated October 20, 1998, between Gargoyles,
               Inc. and Aearo Company.
10.63 (11)     Termination and Release dated September 8, 1998, by and among
               The Timberland Company, Gargoyles, Inc. and the kindling
               company.
10.64 (12)     Asset Purchase Agreement among Adventure Optics, LLC, the
               kindling company, Douglas Lauer and Gargoyles, Inc. dated
               September 15, 1998.
10.65 (11)     Letter Agreement dated September 8, 1998, between Ellen Tracy,
               Inc. and Gargoyles, Inc., on behalf of itself and its wholly-
               owned subsidiary, Gargoyles Acquisition Corporation II, now known as Private Eyes Sunglass Corporation.
10.66 (11)     Guaranty dated September 8, 1998, made by Gargoyles, Inc. in favor of Ellen Tracy, Inc.
21.1  (13)     Subsidiaries of the registrant.
23.1  (14)     Consent of Ernst & Young LLP, Independent Accountants.
23.2  (14)     Consent of BDO Seidman, LLP, Independent Accountants.
27.1  (14)     Financial Data Schedule.

-------------------
 *    Confidential Treatment Requested
 +    Executive Compensation Plan and Arrangements
(1)   Incorporated by reference to the Company's Registration Statement on
      Form S-1 (Registration No. 333-07573).
(2)   Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended September 30, 1996.
(3)   Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996.
(4)   Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended March 31, 1997.
(5)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997.
(6)   Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997.
(7)   Incorporated by reference to the Company's Report on Form 8-K filed
      April 28, 1997.
(8)   Incorporated by reference to the Company's Report on From 8-K filed
      May 29, 1997.
(9)   Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended March 31, 1998.
(10)  Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended June 30, 1998.
(11)  Incorporated by reference to the Company's Quarterly Report on
      Form 10-Q for the Quarterly Period Ended September 30, 1998.
(12)  Incorporated by reference to the Company's Report on Form 8-K filed
      September 29, 1998.
(13)  Filed herewith.
(14)  To be filed by amendment.
