Form 10-K/A
period 1998-12-31
GARGOYLES INC
filed 1999-04-15
CIK 1016278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

                                     INDEX

                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Business.......................................................    1

Item 2. Properties......................................................   14

Item 3. Legal Proceedings...............................................   14

Item 4. Submission of Matters to a Vote of Security Holders.............   15


                                    PART II

Item 5. Market for Registrant's Common Stock and Related
        Shareholder Matters.............................................   15

Item 6. Selected Financial Data.........................................   16

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................   18

Item 8. Financial Statements and Supplementary Data.....................   27

Item 9. Changes and Disagreements with Accountants on Accounting
        and Financial Disclosures.......................................   52


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............  52

Item 11. Executive Compensation..........................................  54

Item 12. Security Ownership of Certain Beneficial Owners and Management..  54

Item 13. Certain Relationships and Related Transactions..................  54


                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K..........  54

PART I


ITEM 1.  BUSINESS
-----------------

FORWARD-LOOKING STATEMENTS
--------------------------
     Certain statements within the following description of the business of Gargoyles, Inc. ("Gargoyles" or the "Company") and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain of the forward-looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business -- Risk Factors." Forward-looking statements included in this report or otherwise presented by management from time to time involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to factors involving business cycles and health of the world and national economies and developments involving consumer products in general and the sunglass industry in particular, as well as the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report on Form 10-K. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements.

THE COMPANY
-----------
     The Company designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Tomichi Studio and Private Eyes.

     The Company operates both directly and through three wholly-owned subsidiaries: H.S.C., Inc., a Washington corporation ("Hobie"), Sungold Eyewear, Inc., a Washington corporation ("Sungold"), and Private Eyes Sunglass Corporation, also a Washington corporation ("Private Eyes"). During 1997 and the first eight months of 1998, the Company's Timberland Eyewear business was operated through its majority-owned subsidiary, the kindling company, a California corporation ("Kindling"). Substantially all of the assets of Kindling were sold effective September 1, 1998.

     Gargoyles was incorporated under the laws of the state of Washington in 1983. References to Gargoyles and the Company in this report include the Company and its subsidiaries. The Company succeeded to the sunglass business of Conquest Sports, Inc., a Washington corporation f/k/a Pro-tec, Inc. ("Conquest"), an affiliated sports products company that transferred its sunglass business to the Company upon the Company's formation in 1983, and references to Gargoyles and the Company herein include the sunglass business of Conquest prior to 1983. For a discussion of other transactions involving the Company and Conquest see "Management's Discussion and Analysis of Financial
Condition and Results of Operations."   Antone Manufacturing, Inc. ("Antone"),
an affiliated S corporation that provided assembly operations for Gargoyles, was merged into the Company in March 1995, and reference to Gargoyles and the Company herein include the combined operations of the Company and Antone.

     The Company's principal executive offices are located at 5866 South 194th Street, Kent, Washington 98032, and its telephone number at that location is
(253) 796-2752.


OVERVIEW
--------
     The Company was founded in 1983 by Dennis Burns (the "Founder") to develop a high-performance sunglass using the Company's patented dual-lens toric curve technology. This toric curve technology continues today to be the foundation for the Company's Gargoyles Performance Eyewear and Gargoyles Protective Eyewear brand sunglasses. The Company remained a single-brand company, selling only Gargoyles branded products until its purchase of the Hobie business in 1996 and its purchase of the Sungold and Private Eyes businesses in 1997.

     In 1995, the Founder sold 75% of his stock in the Company to an investor group led by Trillium Corporation ("Trillium") and certain members of the Company's former management. This investment group took the Company public in late September 1996, raising more than $27 million of net proceeds for the Company, $19 million of which was used to repay debt.

     In 1996 and 1997 the Company pursued an aggressive acquisition and expansion strategy, and between February 1996 and May 1997 the Company acquired the Hobie Polarized Sunglasses business, entered into a licensing arrangement with The Timberland Company to develop a line of Timberland brand eyewear, opened an international sales and marketing office in London, entered into a licensing arrangement with Golden Bear Golf to develop a line of Jack Nicklaus signature style golf sunglasses; purchased Sungold which sells Stussy, Anarchy and Angel brand sunglasses, and purchased Private Eyes which sold Ellen Tracy and Emmanuelle Khanh brand sunglasses and a line of eyewear accessories under its Private Eyes brand.

     The Company used short-term borrowings to finance its acquisitions and expansion which, together with the Company's increase in operating expenses in anticipation of 1997 growth and the deterioration of results of operations in late 1997, resulted in a shortage of cash in late 1997. At December 31,1996, the Company had more than $4 million in cash, working capital of $15.6 million and no long-term or secured debt. At December 31, 1997, the Company had less than $1 million in cash, more than $29 million of indebtedness to its primary lender, U.S. Bank (the "Bank") and was unable to make a $2.75 million scheduled principal payment on its credit facility with the Bank.

     In early 1998, the Company's board of directors hired a turn-around team led by Leo Rosenberger, the Company's Chief Executive Officer and Chief Financial Officer, to restructure the Company. In January, the Company's credit facility with the Bank was amended to defer principal payments and to provide the Company with funds to begin its restructuring. Several changes in its executive management were made. The Company's former Chairman of the Board, President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Senior Vice President of Sales all resigned from the Company.

     The turn-around team spent significant time and effort in 1998 examining the Company's operations, and reviewing and investigating the causes and results of the Company's 1997 financial performance. Although current management was not present at the time, in hindsight it appears that the Company's 1997 operating results were primarily the result of industry trends and former management's focus, almost exclusively, on top-line performance. This top-line focus resulted in (1) an aggressive acquisition strategy with no effective integration of the acquired businesses or product lines into the Company, (2) an aggressive sales and marketing program which included large expenditures on national advertising and athlete endorsements without a fully integrated plan to leverage such expenditures, (3) an aggressive build-up of inventory to fill anticipated orders which failed to materialize, (4) acquisition of additional leased facilities and infrastructure to support anticipated growth which did not materialize, (5) an over-emphasis on the perceived needs of key customers, such as Sunglass Hut, which led to the development of more fashion-oriented product designs, (6) the neglect of the Company's product lines, namely its Gargoyles line, which historically had sold in more non-traditional sales channels, and (7) a rush to ship product resulting in deterioration of product quality in the Gargoyles and Hobie brands.

     The Company's current management has taken a number of steps to address the causes and results of the Company's 1997 financial performance, including working to restructure and solidify relationships with the Bank and the Company's key suppliers, reducing expenses to levels that can be sustained by operations, discontinuing unprofitable operations, refocusing the Company's brands and its sales and marketing efforts, improving the quality of the Company's products and restructuring its operations, improving processes and systems to make it easier for the Company and its customers to do business with each other, and renegotiating contracts and facilities leases to dramatically reduce the Company's contingent liabilities.

     As part of the restructure process, in 1998 the Company discontinued unprofitable operations and disposed of assets related to those operations.

     The Company's former majority-owned subsidiary, the kindling company ("Kindling"), designed and distributed Timberland brand sunglasses and ophthalmic frames under a license agreement with The Timberland Company. Kindling introduced its sunglass line in early 1997 and its ophthalmic line in early 1998. Approximately 5.2 percent of the Company's operating losses in 1997 and 10% of the Company's operating losses in 1998 were attributable to Kindling's operations. Effective September 1, 1998, Kindling sold substantially all of its assets to Adventure Optics, LLC. a limited liability company majority owned by REM Optical Company, Inc., The Timberland Company and former Kindling President, Douglas W. Lauer. The Company received a portion of the sale proceeds in partial payment of an intercompany loan from Gargoyles to Kindling.

     In late 1996 the Company had opened a sales and marketing office in London to manage its European sales efforts. Sales generated by the London office totaled $1.2 million in 1997 and $817,000 for the first nine months of 1998. Costs associated with the Company's European operations totaled $2.4 million in 1997 and $1.1 million in 1998. Effective July 31, 1998, the Company closed its London office.

     In May 1997, the Company purchased substantially all the assets of Private Eyes, which designed and distributed Ellen Tracy Eyewear under a license agreement with Ellen Tracy, Inc. The Company's Ellen Tracy Eyewear business was unable to support the minimum royalty and advertising obligations under the license agreement. On September 8, 1998, the Company and Ellen Tracy, Inc. mutually agreed to terminate the license.

     In January 1997, the Company entered into a license agreement with Golden Bear Golf, Inc. to design, develop and distribute a line of Jack Nicklaus brand golf sunglasses. Interest in the golf product line had been insufficient to support the Company's minimum payment obligations under the license agreement, and in January 1999, the Company reached an agreement with Golden Bear Golf, Inc. to terminate the license agreement.

     Gargoyles, Inc. became a publicly traded company in 1996. In July 1998, the Company received notice from Nasdaq that a Nasdaq Listing Qualifications Panel had determined to delist the Company's common stock from the Nasdaq National Market for failure to meet Nasdaq's listing requirement with respect to net tangible assets. The Company's failure to meet Nasdaq's net tangible asset listing requirement was largely the result of the Company's use of its working capital to acquire the assets of Sungold and Private Eyes, which included substantial amounts of intangible assets related to license agreements, trademarks and goodwill. The Company's common stock continues to be quoted on the OTC Bulletin Board under the symbol GOYL.

INDUSTRY OVERVIEW
-----------------
     According to the Sunglass Association of America, total retail sunglass sales in the US Plano Primary sunglass market grew approximately 8.0% annually from $1.4 billion in 1989 to $2.6 billion in 1997. The industry is divided into two principal segments: the under $30 market and the over $30 premium market. The premium sunglass market, in which the Company competes, showed an increase of approximately 8.6% annually from $824 million in 1989 to $1.6 billion in 1997. The Company believes that the key factors driving this growth in the premium sunglass market include increased consumer awareness of the need for quality eye protection in response to heightened health concerns, increased demand for technologically advanced, yet stylish products, growing brand awareness among eyewear consumers, continuous product replacement, and the growth of Sunglass Hut International, which accounts for approximately 36% of industry sales.

     The average retail price per unit for premium sunglasses at the higher end retailers was $62.80 in 1997 compared to $59.70 in 1996, a 5% price increase. The Company believes, however, that this trend will begin to reverse in the near future with consumers demanding more value for a lower price.

     Management believes that misperceptions regarding the dynamics of the premium sunglass industry in 1995 and 1996 greatly influenced industry results in 1997 and 1998. Management believes that industry consolidation was perceived as industry growth, and sunglass manufacturers, including the Company, used industry sell-in statistics to project sell-through volumes and overestimated 1997 and 1998 top-line growth. As a consequence, retail inventory levels in 1996 far exceeded needs, and retailers began a program which has been described as "reverse distribution" and returned millions of dollars of product to its vendors in 1997 and 1998. The Company processed $10 million and $4.2 million in returns from customers in 1997 and 1998, respectively. Management believes that as a result of overproduction of product manufactured by the Company and others during 1996 and 1997, significant amounts of unsold product remained in the market at the beginning of the year and affected the Company's 1998 sales and also could affect the Company's sales in 1999.

     The Company believes that Oakley and Bausch & Lomb comprised approximately 50% of the domestic premium sunglass market in 1998, with several companies, including the Company, having smaller market shares. The remainder of the industry is highly fragmented and comprised of numerous smaller companies.

     In addition, the Company believes that as the consumer population ages, the demand for ophthalmic and prescription sunglass products will increase. Baby Boomers (persons born between 1946 and 1964) represent one of the largest sunwear consumer groups. Not only do they have the greatest disposable income, but they have grown up with sunglasses as an integral part of their lives, and many are now seeking prescription sunwear. According to the Jobson Optical Group Data Base, approximately 159 million people in the United States currently require some form of vision correction, and 98.7 million people purchased prescription eyewear or contact lenses in 1997.

BUSINESS STRATEGIES
-------------------
     The Company's objective is to be one of the premier designers, manufacturers and marketers of sunglasses and eyewear. To achieve this goal, the Company has developed and is implementing business strategies to capitalize on growth opportunities within the premium sunglass and ophthalmic markets.
Key elements of the Company's business strategies are as follows:

     Offer quality products using latest technologies.
     ------------------------------------------------
     The Company continuously strives to differentiate its products from those of its competitors through introductions of quality products using the latest technologies. The sophisticated geometry of the Company's Gargoyles brand patented dual lens toric curve design permits the Company to offer consumers an extreme wraparound sunglass design with wide coverage without sacrificing overall optical clarity or introducing distortion. In addition, the primary lens material for Gargoyles products is polycarbonate, which provides protection from damaging ultraviolet light, is significantly stronger than safety glass, yet is lightweight. The patented interchangeable lens design of the Gargoyles brand Legends products allows the consumer to adopt multiple styles and functions through the use of different lenses in the same frame.
The polarized lens technology of the Hobie Polarized Sunglasses and Hobie's proprietary copper lenses provide consumers with products which are designed to eliminate glare more effectively than regular sunglasses. See " --Risk Factors -- Dependence on New Product Introductions."

     Focus distribution network and expand customer base.
     ---------------------------------------------------
     In 1998, the Company restructured its sales and distribution efforts by implementing a focused, channel distribution strategy. In 1998 the Company reduced the number of its direct field sales personnel, closed its London sales office and terminated its European sales force, restructured its sales management, and established a sales strategy for each channel using a combination of direct sales personnel, manufacturers' representatives, and/or distributors as appropriate for the channel. To maintain distribution in the department store channel after the Company discontinued its Ellen Tracy sunglass business, the Company launched it's own women's fashion brand under
the name Tomichi Studio.   Initially, the Company's sales efforts will be
focused in those channels where the Company's brands can have an immediate impact and can have a significant presence.

     Use non-traditional distribution channels.
     -----------------------------------------
     The premium sunglass industry has traditionally been perceived as a fashion accessories business with a primary channel of distribution through sunglass specialty retailers. While the Company's sunglass products do include fashion brands that sell well in this traditional channel, the Company also markets sport/function brands which sell primarily through other more non-traditional channels. The Company believes that its ability to provide products appealing to customers in multiple distribution channels provides the Company with a distinct competitive advantage.

     Develop brands and brand name recognition.
     -----------------------------------------
     The Company seeks to heighten awareness of its brands and to promote consumer awareness of the brands in connection with high-quality sunglasses and eyewear products. To strengthen the image of its brands, the Company has implemented marketing strategies focused on enhancing the retail presentation of all of its products. The Company's strategy is exemplified by recent efforts with its oldest brand, Gargoyles Performance Eyewear, and its newest brand, Tomichi Studio.

     The first Gargoyles Performance Eyewear product was sold in 1983 and gained early recognition from consumers who appreciate high performance and function from their sunglass products. Placement of the Gargoyles Classic styles on actors such as Arnold Schwarzenegger in the film The Terminator and Clint Eastwood in Sudden Impact helped establish the tough, performance characteristics of Gargoyles products and have been central to Gargoyles product positioning. The Gargoyles brand also has had a strong following in NASCAR, and NASCAR champion Dale Earnhardt has been an endorser of Gargoyles branded products for many years. The Company's early brand positioning and alliance with Earnhardt and NASCAR has recently been reestablished. In October 1998, the Company entered into three-year endorsement contracts with NASCAR drivers, Dale Earnhardt, Dale Earnhardt, Jr., Ron Hornaday and Steve Park who will represent the Company as "Team Gargoyles." According to studies published by Performance Research, NASCAR and other motor sporting events is the fastest growing segment in the sports industry, creating the potential for growth in the Gargoyles brand.

     Department store buyers and women's fashion consumers have become increasingly frustrated with the low margins and high prices associated with designer-branded product, as exemplified by the recent failures of some of the top fashion houses in the United States. The fashion consumer is becoming more value conscious and more socially aware. The Company's recently launched Tomichi Studio brand is on the vanguard of these two trends. In November 1998, the Company's Private Eyes subsidiary launched a women's fashion sunglass line to be marketed to department stores under the Company's Tomichi Studio brand. Two percent of net sales of the Tomichi Studio products will be donated to the Susan G. Komen Foundation, a charitable foundation devoted exclusively to raising money for breast cancer research. At present, Tomichi Studio is the only sunglass brand which is marketed in partnership with a charitable organization, giving the Company a distinctive advantage over its competitors in the department store channel. In addition, since the Tomichi Studio name is owned by the Company, the Company pays no royalties to license a designer name and can offer higher margins to its department-store customers while maintaining lower retail prices for the consumer.

     Develop an Infrastructure to Manage Multiple Brands and Changes in Those Brands.
     ------------------------------------------------------------------------
     In 1998, the Company has been working to restructure its business to integrate the businesses acquired in 1996 and 1997 and to create an infrastructure that allows the Company to effectively and efficiently manage the business of multiple brands. Management believes that the long-term success of the Company depends upon the Company's ability to manage multiple brands, including from time to time developing new brands, integrating acquired brands, managing the demands of maturing brands, and discontinuing brands that are no longer profitable. To that end, the Company has worked in 1998 to restructure its systems and operating processes, its sales and marketing efforts, and its customer service departments to facilitate this multiple-brand management strategy.

     Leverage Product Production and Production Planning.
     ---------------------------------------------------
     In the past, the Company depended on multiple vendors in geographically diverse areas to perform its molding, hard-coating, mirroring and cutting processes for its Gargoyles brand lenses. Beginning in 1997, the Company began working with a more limited number of vendors in the United States who expressed an interest in developing the expertise to manufacture the toric curved lenses used in the Company's Gargoyles products. Consolidating manufacturing processes for the Gargoyles product with fewer vendors has resulted in higher product margins due to lower shipping costs between vendors and lower costs related to damaged or lost goods. In addition, several of the Company's European and Asian vendors provide products for a number of the Company's brands. The Company is currently working with these vendors in an effort to consolidate production of more products with fewer vendors, thereby strengthening the Company's relationship with its remaining vendors and making the Company a more significant customer of those vendors while providing the Company with greater flexibility in product production scheduling. In 1998, the Company has restructured and improved its production planning processes. Improved production planning also has resulted in higher product margins as a result of lower labor costs related to the assembly of the Company's Gargoyles and Hobie brand products, and to less inventory of slower-moving goods which are eventually sold at prices below the Company's list price.


PRODUCTS
--------

Gargoyles Performance Eyewear Brand Sunglasses
----------------------------------------------
     Gargoyles Performance Eyewear is positioned as premium performance eyewear for men and women. Gargoyles products combine proprietary optical technology and polycarbonate lenses with technical mirroring and coating processes and durable, contemporary frames to satisfy the demand of consumers with active outdoor lifestyles. In 1998 the Company discontinued several purely fashion products and preserved those styles targeted to a specific perceived need of the Gargoyles core consumer. Suggested retail prices for the 13 styles in the Gargoyles Performance Eyewear collection range from $80 to $175. In 1999, Gargoyles has introduced its American Lifestyle Collection. This collection is comprised of 12 styles with the same high-performance features of other Gargoyles products with eight-base, distortion-free, polycarbonate lenses. Suggested retail prices for styles in the American Lifestyle Collection range from $50 to $80.

     Gargoyles Protective Eyewear.
     ----------------------------
     Gargoyles also offers a line of protective eyewear under its Gargoyles Protective Eyewear collection. There are two styles in the Gargoyles Protective Eyewear line, both of which are clear, polycarbonate versions of Gargoyles' Classic style, and a slightly smaller version of the Classic known as the `85's. In 1997, Gargoyles introduced a line of Gargoyles Protective Safety Eyewear which includes styles which pass ANSI Z87.1 standards, and are, therefore, approved for use in industrial applications. Gargoyles Protective Eyewear also offers a line of accessories including side shields and Rx inserts, for consumers who require prescription eyewear. All protective eyewear styles have toric curved lenses. Suggested retail prices for styles in the Gargoyles Protective Eyewear and Gargoyles Protective Safety Eyewear collections range from $80 to $135.

Hobie Polarized Sunglasses Brand Sunglasses
--------------------------------------------
     The Company's Hobie Polarized brand sunglasses are designed and assembled by the Company's subsidiary, Hobie, under a license agreement with Hobie Designs, Inc. All of the Company's Hobie brand sunglasses are positioned as premium sunglasses for men and women, and all styles have polarized lenses. Polarized lenses are designed to eliminate glare more effectively than regular lenses. The Hobie brand traditionally has had a strong following with consumers active in water sports who seek to eliminate glare from the water. Hobie has expanded its product offerings to bring all the benefits of polarized sunglasses to a broader audience, and the outdoor enthusiast now can have both style and function. In addition, in response to the needs of aging consumers with active outdoor lifestyles, almost all Hobie Polarized styles are available with prescription polarized lenses. Hobie Polarized Sunglasses offers 38 styles at suggested retail prices ranging from $70 to $195.

Stussy Eyegear Brand Sunglasses
--------------------------------
     Stussy Eyegear is designed and distributed by Sungold under a license agreement with Stussy, Inc. The roots of the design of the Stussy Eyegear products are in the surfer beaches of Laguna Beach, California with the edge of the urban street. This image was first exemplified by Shawn Stussy in his Stussy clothing line. Stussy Eyegear is designed for the young consumer aged 18 to 35 who lives a "cool" lifestyle. Stussy Eyegear offers 23 styles at suggested retail prices ranging from $60 to $90.

Anarchy and Angel Eyewear Brand Sunglasses
-------------------------------------------
     Anarchy and Angel Eyewear are brands owned and developed by Sungold and were introduced by the Company in April 1997 following the purchase of Sungold. Anarchy and Angel Eyewear are designed for the young consumer aged 14 to 24. Anarchy Eyewear are designed for young men who want to escape from the norm. Anarchy Eyewear is marketed as "a revolution against conformity; what to wear to have attitude." Angel Eyewear is marketed as "divine power for girls who want big air, not big hair; girls who would rather board than be bored." Anarchy Eyewear offers 10 styles at suggested retail prices ranging from $45 to $65. Angel Eyewear offers 6 styles at retail prices ranging from $45 to $65.

Moderate-Priced and Private Label Products
------------------------------------------
     Sungold designs and distributes a line of moderate-priced sunglass products under the name Union Eyeware which are sold in chain stores and specialty retailers. Suggested retail prices for moderate-priced products range from $7 to $20. Sungold also from time to time produces private label products. Currently, Sungold is producing a line of private label sunglass products for Champs, Going to the Game, the Gap and Old Navy.

Private Eyes Brand Accessories
------------------------------
     The Company's subsidiary, Private Eyes, which was acquired in 1997, designs and distributes eyewear accessories under its Private Eyes brand. The Private Eyes accessories line includes eyewear cases and chains which complete the consumer's practical eyewear needs and give Private Eyes' customers a reasonably priced add-on sale to eyewear purchases. Suggested retail prices for cases and chains range from $10 to $25.

Tomichi Studio Brand Sunglasses
-------------------------------
     The Company's subsidiary, Private Eyes, introduced a line of women's fashion sunglasses and reading glasses in November 1998 under the Company's Tomichi Studio brand name. Tomichi Studio eyewear products are designed for women between the ages of 28 and 55 and are marketed through department stores, optical and specialty chain stores. Two percent of net sales of Tomichi Studio products are donated to the Susan G. Komen Foundation, a charitable foundation devoted exclusively to raising funds for breast cancer research. Tomichi Studio offers 18 styles of sunglasses at suggested retail prices ranging from $45 to $70 and 4 styles of reading glasses at suggested retail prices ranging from $40 to $45.


PRODUCT DEVELOPMENT
-------------------
     The Company strives to be an innovator in the development of new product styles. Gargoyles, Hobie, Sungold and Private Eyes all have professionals in place dedicated to the development of new products for each of their brands. The Company also from time to time works with outside consultants and with its vendors' design teams on product development.

     The frequency of product introductions and the length of time a style remains in a particular product line varies with the Company's brands. New styles of technologically-based products, such as the Gargoyles and Hobie brand products historically have been introduced once or twice a year and, although certain styles which do not achieve anticipated levels of consumer acceptance from time to time will be discontinued, certain top-selling styles have remained in the product lines for several years. The Classic style has been in the Gargoyles Performance Eyewear line since 1983 and remains that brand's number one selling style. Fashion-based products and products marketed to the younger consumer such as the Company's Tomichi Studio, Stussy and Anarchy and Angel brand products, are introduced more frequently, and these styles usually remain in a collection for a much shorter period of time.


MANUFACTURING
-------------
     During 1998, management has worked to simplify its production policies and procedures and to eliminate redundancies in operations. In addition, the Company has established relationships with new vendors and located new sources of supply which will provide the Company with better quality products at lower prices.

     The Company currently sources its frames, lenses and components from a diverse group of suppliers in the United States, Asia and Europe. Lenses for Gargoyles toric curve products are molded, hard-coated, and mirrored by two suppliers in the United States. Frames for Gargoyles products are currently produced by a network of suppliers in Italy, Japan and the United States. Assembly of Gargoyles products is performed by the Company's vendors and by the Company at its Kent, Washington facility. Frames for the Company's Hobie products are sourced from Europe and Asia, and lenses are sourced from Italy and Japan. Hobie products are assembled at the Company's facility in Kent, Washington. The Company's Stussy, Anarchy and Angel products are sourced from a number of suppliers in Asia and Italy and arrive fully assembled at the Company's Farmingdale, New York facility where they are inspected and packaged. The Company's Gargoyles American Lifestyle Collection, Private Eyes and Tomichi Studio products are sourced from a number of suppliers in Asia, Europe and the United States and arrive fully assembled at the Company's Kent, Washington facility where they are inspected and packaged.

     The Company's cash-flow problems in 1998 affected its relationships with its vendors and suppliers, but management has been working diligently to reestablish and rebuild these relationships. The Company has entered into promissory notes with most of its key vendors to schedule repayment of past due trade indebtedness and also has reached agreement with those vendors on terms for payment of new purchases. Management believes that so long as the Company can make scheduled payments to vendors, it will be able to obtain sufficient inventory to fill orders to meet its sales projections in 1999. See " -- Forward-Looking Statements."

     For information concerning backlog and backorders, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Backlog and Backorders."


DISTRIBUTION
------------
     To preserve the integrity of the Company's brand names, the Company selectively limits its distribution to retailers that market products consistent with the Company's image and pricing strategy and that provide a high level of customer service and technical expertise. Individual accounts are typically selected based on their potential ability to positively represent the Company's brands and technological benefits, reputation for advertising prices at or near the manufacturer's suggested retail price, expected ability to display a wide assortment of the Company's product selections and demonstrated commitment to merchandising and product knowledge that will support the brand image of the various Company brands.

     In 1998, the Company established a distribution strategy which emphasizes the distribution channel itself, and focuses the efforts of the marketing and sales departments on the needs of customers and consumers in a given channel. The Company sells its products through a variety of channels including the traditional sunglass specialty, sport specialty, department store and optical channels. In addition, the Company distributes its products through non-traditional channels including automotive, military, industrial and medical-dental channels. In 1999, the Gargoyles brand will focus on increasing its distribution in the non-traditional channels, and the Hobie brand will focus on increasing its distribution in optical chain stores. Stussy, Anarchy and Angel brands will focus on increasing their already strong presence in sunglass specialty and sport specialty channels.


SALES
-----
     Since its inception, the Company's sales efforts have included use of manufacturers' representatives, distributors and a direct sales force. Prior to March 1994, the Company's selling efforts were conducted principally by manufacturers' representatives who represented multiple companies. In 1994, the Company began investing in a direct sales force to sell its Gargoyles Performance Eyewear products. With the acquisition of additional businesses and product lines in 1996 and 1997, the Company's former sales strategy involved all direct sales force personnel selling all brands in all channels; a strategy which proved inefficient and ineffective. This sales strategy has been changed. Now, the Company's sales efforts are organized by channel, and the mix of direct sales personnel, manufacturers representatives and distributors varies by channel. In addition, the sales force is encouraged to work with customers to help assure that the volume of product sold to customers will sell through to consumers, thereby strengthening the Company's customer relationships and avoiding the expense of processing unnecessary returns.


MARKETING AND PROMOTION
-----------------------
     When the Company was a single-brand company offering only Gargoyles products, marketing of the Gargoyles brand was narrowly focused. Marketing initiatives included NASCAR endorsements and emphasized the performance features and functions of the Gargoyles products. With the acquisition of new product lines the marketing initiatives and brand positioning became less individualized, especially with respect to the Gargoyles and Hobie brands, and the brands were positioned more as fashion brands with similar marketing images and approaches used for both the Gargoyles and Hobie brands. During 1998 the Company reexamined each of the brands and, as a result, refocused certain brands, discontinued unprofitable brands, and developed a new brand.

     In connection with its sports-performance based brands, the Company uses endorsements by professional athletes to promote its products and brand image by highlighting the sports efficacy of various products designs. The Company's athlete endorsement strategy focuses on selecting athletes who are highly acclaimed in their respective sports to wear and promote the Company's sunglasses. Athletes currently under contract to promote the Gargoyles Performance Eyewear brand include NASCAR champions Dale Earnhardt, Dale Earnhardt, Jr., Ron Hornaday and Steve Park, who comprise "Team Gargoyles." Athletes currently under contract to promote the Hobie Polarized Sunglasses brand include surf legends, Gerry Lopez and Buzzy Kerbox, world champion surfer Prue Jeffries, and legendary angler Lefty Kreh. Athletes currently under contract to promote the Anarchy and Angel Eyewear lines include surfing champions Serena Brooke and Christian Fletcher, and all-around snowboard champion, Jimmy Halopoff.


CUSTOMER SERVICE
----------------
     The Company's ultimate objective with respect to customer service is quite simple: to make it easier for its customers to do business with the Company. Realignment of the sales and marketing efforts of the Company in 1998 also affected the Company's customer service department. Certain positions were eliminated, and certain other positions were dedicated to the support of individual brands. Most significantly, the Company's customer service representatives no longer function as passive order takers and complaints processors. Instead, they have adopted a proactive approach to customer service, contacting the Company's customers on a regular basis, building positive customer relationships, and acting as sales representatives covering smaller accounts not otherwise covered by the Company's sales force.


PRINCIPAL CUSTOMERS
-------------------
     Net sales to the Company's 10 largest customers during the years ended December 31, 1998, 1997, and 1996 accounted for approximately 33%, 50% and 56%, respectively. Sunglass Hut, the Company's largest customer, accounted for approximately 14 %, 21% and 30% of the Company's consolidated net sales for the
same periods.    As of December 31, 1998, the Company's Stussy, Anarchy and
Angel brand products are sold in more than 1900 Sunglass Hut locations throughout the United States. As of March 31, 1999, the Company's Gargoyles Performance Eyewear brand products will be sold in approximately 250 Sunglass Hut locations in the United States and should be in approximately 750 locations by 1999 year end. See " -- Forward-Looking Statements and- Risk Factors - Dependence on Sunglass Hut."


INTELLECTUAL PROPERTY
---------------------
     The Company aggressively asserts its rights under patent, trade secret, unfair competition, trade dress, trademark and copyright laws to protect its intellectual property, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress (the "look and feel" of a product) and, where appropriate, litigation against those who are, in the Company's opinion, infringing its rights.

     Patents and Trademarks.
     -----------------------
     As of December 31, 1998, the Company had three U.S. utility patents in effect relating to eyewear, including patents directed to the dual lens toric curve technology. As of December 31, 1998, the Company had one utility patent application pending in the United States.

     As part of a structured settlement of a patent infringement case initiated by the Company against Neoptx, Inc., in May 1997 the Company assigned its rights in its stick-on lens patent to Neoptx, Inc. in exchange for $300,000 and a world-wide royalty-free license in the assigned patented technology.

     As part of a structured settlement of a patent infringement case initiated by the Company against Aearo Corporation, in October 1998, the Company granted to Aearo Corporation a license to continue to make and sell certain infringing product into certain industrial safety eyewear markets in exchange for a one-time, lump sum royalty of $1.2 million, which was paid by Aearo upon execution of the license agreement.

     As of December 31, 1998, the Company had registered 35 U.S. trademarks and 27 international trademarks relating primarily to the names Gargoyles and its G logo, Anarchy and its A logo, and Private Eyes. In addition, the Company has licensed the right to use the Hobie and Stussy, trademarks for use on eyewear products pursuant to the terms of agreements with third parties. Due to the Company's quality control standards and the desire to protect its proprietary technology and prevent overexposure of its trademarks, the Company has not licensed its trademarks for use by other parties for the manufacture and sale of sunglass products. See "- Risk Factors - Uncertain Protection of Intellectual Property Rights."

     While there can be no assurance that the Company's patents or trademarks protect its proprietary information and technologies, the Company intends to continue to assert its intellectual property rights against any infringer. Although the Company's assertion of its rights could result in substantial cost to, and diversion of effort by, the Company, management believes that protection of the Company's intellectual property rights is a key component of the Company's business strategy. See "-- Forward-Looking Statements."

     Trade Secrets.
     -------------
     The Company also relies on unpatented trade secrets for the protection of certain intellectual property rights. The Company protects its trade secrets by requiring its employees, consultants and other agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets. See "- Forward Looking Statements."


COMPETITION
-----------
     The Company competes primarily in the premium segment of the sunglass market, which is fragmented and highly competitive. The Company competes with a number of established companies, including Bausch & Lomb, the marketer of the Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, which in recent years together have controlled approximately 50% of the premium market segment, as well as Luxottica Group S.P.A., Safilo USA Inc. and Bolle America, Inc. In the polarized sunglass segment, the Company competes against Maui Jim and Costa del Mar brands, as well as the polarized products sold by other sunglass manufacturers. The Company also competes in the market for premium protective eyewear, primarily against Bolle America, Inc., and against lower-priced products produced by Aearo Corporation, Uvex Safety, Inc. and Titmus Optical, Inc. Several of these companies in the premium sunglass and protective eyewear markets have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors that also have greater financial and other resources than the Company.

     The premium sunglass market is susceptible to rapid changes in consumer preferences that could affect acceptance and sales of the Company's products. The major competitive factors include fashion trends, brand recognition, methods of distribution and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of quality, performance, technology, intellectual
property protection and customer service.   See "-- Forward-Looking Statements"
and "- Risk Factors - Highly Competitive Market."


EMPLOYEES
---------
     As a result of its restructure efforts in 1998, the Company has reduced significantly the size of its work force. As of March 31, 1998, the Company had 292 employees, of which 100 were full-time salaried, 179 were full-time hourly and 13 were part-time hourly. As of March 31, 1999, the Company had 196 employees, of which 73 were full-time salaried, 114 were full-time hourly and 9 were part-time hourly. The Company is not a party to any labor agreement and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be very good , and has never experienced a work stoppage.


RISK FACTORS
------------
     Investment in securities of the Company involves a high degree of risk, as the Company's business, results of operations and financial condition are subject to many risks and uncertainties, including, without limitation, those set forth below. The following risk factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. See "--Forward-Looking Statements."

     Liquidity And Capital Resources; Losses; Going Concern Qualification
     --------------------------------------------------------------------
     The Company incurred significant operating losses in 1998. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in early 1998. The Company also has had difficulty paying suppliers on a timely basis and has made arrangements with certain suppliers to provide for unsecured promissory notes and payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. Certain of the Company's suppliers have filed suit to collect past due payable amounts. See "Legal Proceedings."

     The entire outstanding balance of the Company's bank debt of $31.6 million at March 31, 1999, is due and payable in full on April 30, 1999. The Company will be unable to pay the bank debt, absent the Company obtaining additional financing through the sale of equity or convertible debt securities. In October 1998, the Company entered into an agreement in principal with a New York investment bank for a transaction which contemplated a recapitalization of the Company through the sale of equity and subordinated debt securities and the restructure and refinancing of the Company's senior credit facility. In this transaction, it was anticipated that holders of the Company's presently outstanding common stock would own less than 20% of the outstanding equity of the Company, on a fully diluted basis, after the recapitalization transaction was completed. The parties have been unable to agree on the definitive terms of the recapitalization transaction, and the transaction has not closed. The Company is actively seeking alternative sources of capital and is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities and the restructuring of its bank loans to fund working capital. There can be no assurance, however, that any financing or other source of funds will be available on a timely bases, on favorable terms or at all.

     In addition, management has worked throughout 1998 and continues to work to reduce expenses to levels that can be sustained by operations . Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims, or adverse developments in pending collection litigation, could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail certain operations or to dispose of operating assets to enable it to continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Potential Inability To Regain Growth
     ------------------------------------
     The Company experienced rapid growth prior to 1997. The Company's losses in 1997 and 1998 and its liquidity constraints in 1998 have inhibited the Company's ability to maintain its business strategies to increase its revenues and to generate profits. The Company's ability to regain its growth momentum and to generate profits will depend on, among other factors, the Company's ability to raise needed capital, the continued growth of the premium sunglass market, the Company's ability to develop and introduce new eyewear products, and the Company's ability to broaden and increase sales through its domestic and international sales and distribution channels.

     The Company's future success will depend on its ability to regain growth and to again expand its production and marketing capacities, which will place a significant strain on the Company's employees and operations. The Company's aggressive acquisition strategy of 1996 and 1997 placed significant strain on its administrative and operational resources and increased demands on its internal systems, procedures and controls. There can be no assurance that the Company's administrative infrastructure, systems, procedures and controls will adequately support the Company's operations or that Company management will be able to achieve the effective integration of the Company's acquisitions or the execution of the Company's business initiatives necessary to successfully penetrate the markets for the Company's products. If the Company is unable to regain its growth effectively and to capture market share, the Company's business, operating results and financial condition may be materially adversely affected.

     Dependence On Key Personnel
     ---------------------------
     The Company's operations depend to a significant extent on the efforts of its senior management most of whom have worked together for a relatively short period of time. Leo Rosenberger, the Company's Chief Executive Officer and Chief Financial Officer, and Cynthia Pope, the Company's Vice President, General Counsel and Secretary, joined the Company February 1, 1998. In 1998 there was considerable turnover in management positions below the senior officer level. The Company is seeking to develop an able, efficient management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company's success is highly dependent on its continuing ability to identify, hire, train, retain and motivate highly qualified management, product design, marketing, production and sales personnel. The Company's operations could be adversely affected if, for any reason, such key personnel do not continue to be active in the Company's management.

     Dependence On New Product Introductions
     ---------------------------------------
     The sustainability of the Company's business and its growth potential will depend, in part, on its continued ability to develop and introduce innovative products. Innovative designs are often not successful, and successful product designs can be displaced by other product designs introduced by competitors that shift market preferences in their favor. The eyewear industry is subject to changing consumer preferences, and the Company's sunglasses are likely to be susceptible to fashion trends. As a result of these and other factors, there can be no assurance that the Company will successfully maintain or increase its market share.

     Highly Competitive Market
     -------------------------
     The premium segment of the sunglass market is highly competitive. The Company competes with a number of established companies, including Bausch & Lomb, the marketer of the Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, which the Company believes together control approximately 50% of the premium market segment, and with several companies having smaller but significant market shares. Several of these companies have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors, including established branded consumer products companies that also have greater financial and other resources than the Company. In addition, as the Company expands internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company. The major competitive factors in the premium sunglass market include fashion trends, brand recognition, method of distribution and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of quality and performance, technology, intellectual property protection and customer service. See " - Competition."

     Dependence On Sunglass Hut
     --------------------------
     Sales to Sunglass Hut, a sunglass specialty retail chain (including sales to Sunsations, which was acquired by Sunglass Hut in July 1995), accounted for approximately 32%, 30%, 21% and 14% of the Company's net sales for the years ended December 31, 1995, 1996, 1997 and 1998, respectively. Historically, Sunglass Hut has contributed significantly to the Company's business and overall growth. The Company does not have a purchase agreement with Sunglass Hut, and a substantial decline in purchases of the Company's products by Sunglass Hut could have a material adverse effect on the Company's business, prospects, financial condition and operating results. See " -- Principal Customers."

     Reliance On Limited Sources Of Supplies
     ---------------------------------------
     The Company relies on a single source of supply for several of its products and components, including several of its frames. The effect on the Company of the loss of any of such sources or of a disruption in their business will depend primarily on the length of time necessary to find a suitable alternative source. The loss of a source for a particular product or frame or any disruption in such source's business or failure by it to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in materials and could have a material adverse effect on the Company's business, prospects, financial condition and operating results. There can be no assurance that precautions taken by the Company will be adequate or that alternative sources of supply can be located or developed in a timely manner.

     The Company's Classic lens, which is used in manufacturing most of the other Gargoyles brand products, can be produced only from the Company's molds, which are operated by the Company's suppliers. If a mold were to become damaged or unavailable for an extended period, the Company could experience a shortage of its Classic lens, which could adversely affect the Company's operating results.

     Due to liquidity problems in 1998, the Company has deferred payments owed to certain key suppliers and made other payment arrangements. See "--Liquidity and Capital Resources; Losses." The continued ability and willingness of these suppliers to continue to work with the Company is important to the continued viability of a number of its brands, and impairment of the Company's relationships with these suppliers would adversely affect its business.

     Uncertain Protection Of Intellectual Property Rights
     ----------------------------------------------------
     The Company relies, in part, on patent, trade secret, unfair competition, trade dress, trademark and copyright laws to protect its rights to certain aspects of its products and to protect its competitive position and its rights to certain aspects of its products. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, that any trademark or patent granted will be effective in discouraging competition or be held valid if subsequently challenged or that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company's proprietary information will not become known to competitors, that the Company can meaningfully protect its rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company's intellectual property rights. The Company has in the past been, and is currently, involved in litigation concerning its proprietary rights. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. See "- Intellectual Property."

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

     Seasonality Of Business
     -----------------------
     The Company's business is affected by economic factors and seasonal consumer buying patterns. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. Historically, the Company's net sales, in the aggregate, generally have been higher in the period from March to September. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

     Possible Business Disruption From Computer Application Failure At
     Year 2000
     -----------------------------------------------------------------
     Because the real-time clocks in many existing computer chips do not properly recognize a year that begins with "20" rather than "19," many computer applications based upon those chips could fail or create erroneous results at and after midnight on December 31, 1999. Because many of these chips are embedded in existing items of equipment and are non-programmable, components or all of the equipment must be replaced to obviate these failures or erroneous results. To the extent that faulty chips are not replaced in critical components of equipment, heat, power, telephone and other services to the Company, as well as the Company's own computers, could fail, causing disruption to the Company's business. To the extent that the Company's vendors and customers may have operational problems arising from these types of failures and errors associated with the Year 2000, the Company could be adversely impacted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."



ITEM 2.   PROPERTIES
--------------------

     With the acquisitions of Sungold and Private Eyes in 1997, the Company acquired various leased operating facilities and showrooms. In the same year, executing on a plan to consolidate its operations to one facility, the Company leased an approximately 93,000 square foot facility in Lynnwood, Washington which was anticipated to be its primary assembly, warehousing and shipping facilities and for use as its corporate headquarters. As part of the restructure process, the Company negotiated lease terminations and vacated many of these facilities, including the Lynnwood facility, and relocated the Company's operations in Washington state to its original corporate headquarters in Kent, Washington and to a new 20,000 sq. ft. leased facility located nearby in Kent, Washington. Sungold continues to operate from its facility in Farmingdale, New York. The following table sets forth the leases to which the Company was a party as of January 1, 1998 and the current status of each lease.




    Location     Sq. Ft.        Corporate Function             Status
---------------  -------   ---------------------------   -----------------
Lynnwood, WA      93,000    New corporate headquarters;   Lease terminated,
                            assembly; warehousing         facility vacated
                            and shipping
Kent, WA          26,000    Current headquarters          No change
Kent, WA          24,000    Formerly shipping and         Lease terminated,
                            warehousing                   facility vacated
Farmingdale, NY   26,000    Sungold operations            No change
Norwell, MA       16,000    Formerly Private Eyes         Lease terminated
                            operations                    facility vacated
Kent, WA          15,000    Vacant office space           Lease terminated,
                                                          facility vacated
New York, NY      3,500     Private Eyes showroom         No change
London            3,000     International sales and
                            marketing office              Sublet
San Ramon, CA     1,500     Kindling office               Lease terminated,
                                                          facility vacated
Dallas, TX        N/A       Private Eyes showroom         Lease terminated,
                                                          facility vacated



As a result of the restructure of the Company's leased facilities, to date the Company has reduced its minimum future lease payments under such leases by more than $7.2 million. Management believes that the Company's current facilities will be sufficient to meet the Company's operating needs for the foreseeable future. See "Business -- Forward Looking Statements."



ITEM 3.   LEGAL PROCEEDINGS
---------------------------



     On November 22, 1996, the Company filed an action in the United States District Court for the District of Massachusetts, under Case No. 996-12344RCL, against Aearo Corporation, a Delaware corporation, alleging infringement of the Company's toric curve lens utility patent. On May 19, 1998 the Court ruled in favor of the Company and found that product manufactured by Aearo Corporation infringes the Company's toric curve patent. Following the Court's ruling, the only significant issues left for trial included the extent of damages to be awarded to the Company resulting from Aearo's patent infringement and whether the Company's patent was validly issued. On October 20, 1998 the Company reached a settlement agreement with Aearo Corporation. Under the terms of the settlement, all claims by and against the parties were fully released and the Company granted to Aearo Corporation a license to continue to make and sell certain infringing product into certain markets in exchange for a one-time, lump sum royalty of $1.2 million, which was paid by Aearo upon execution of the license agreement.

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


     On May 11, 1998, Morris Rosenbloom & Co., Inc. filed an action against the Company in the Supreme Court of the State of New York for Wayne County, under Index No. 44010. In the lawsuit, plaintiff alleges breach of contract due to the Company's failure to accept a return of sunglasses under the terms of a Repurchase Agreement between Morris Rosenbloom and the Company. Plaintiff claims damages from the Company in excess of $500,000. The Company has retained counsel to represent it in this matter and intends to defend vigorously the plaintiff's claims. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. See " Business -- Forward-Looking Statements."

     Due to the Company's cash constraints during 1998, the Company has had difficulty paying its creditors on a timely basis. The Company has made arrangement with several of its creditors, including executing promissory notes and entering into payment schedules, for the repayment of past due amounts. Certain other creditors have made demands, or have threatened, or have filed suit to collect past due amounts which have arisen from time to time in the ordinary course of the Company's business. Claims of approximately $500,000 in the aggregate are currently pending against the Company for the collection of past due amounts. No single collection claim is material, but in the unlikely event all claim amounts should become payable at one time and not scheduled over a period of time, it would be difficult or impossible for the Company to make the payment, and the immediate payment of all the claims would have a material adverse effect on the Company's results of operations or financial position. See "Business - Forward-Looking Statements"





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

     The Company effected its initial public offering of Common Stock on September 27, 1996, at a price to the public of $16.00 per share. Between September 27, 1996 and July 13, 1998 the Company's Common Stock traded on the Nasdaq National Market. In July, 1998, the Company received notice from Nasdaq that a Nasdaq Listing Qualifications Panel had determined to delist the Company's common stock from the Nasdaq National Market for failure to meet Nasdaq's listing requirement with respect to net tangible assets. Delisting was effective as of the close of business July 13, 1998. Since that time, the Company's Common Stock has continued to be quoted on the OTC Bulletin Board. The table below shows for the fiscal quarters indicated the reported high and low last sale prices of the Company's Common Stock, as reported on the Nasdaq National Market System and as quoted on the OTC Bulletin Board.


          1996                                      High           Low
          ----------------------------             -------        ------
          Third quarter (from
            September 27, 1996)                    $23.50         $19.75
          Fourth quarter                           $21.25         $ 8.00

          1997                                      High           Low
          ----------------------------             -------        ------
          First quarter                            $10.00         $ 6.75
          Second quarter                           $ 9.38         $ 7.19
          Third quarter                            $ 8.00         $ 5.88
          Fourth quarter                           $ 6.13         $ 3.13

          1998                                      High           Low
          ----------------------------             -------        ------
          First quarter                            $ 4.50         $ 2.63
          Second quarter                           $ 3.50         $ 1.00
          Third quarter                            $ 1.63         $ 0.13
          Fourth quarter                           $ 0.63         $ 0.15

     As of March 22, 1999, there were 127 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is much higher. On March 22, 1999, the Company's Common Stock traded at a high of $0.28 and a low of $0.28.

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



ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------
     The following selected financial data as of December 31, 1998, and for the year ended December 31, 1998 is derived from the consolidated financial statements of Gargoyles, Inc., which were audited by BDO Seidman, LLP, independent auditors. The following selected financial data as of December 31, 1997, 1996 and 1995 and November 30, 1994 and for the years ended December 31, 1997, 1996 and 1995 and November 30, 1994 are derived from the consolidated financial statements of Gargoyles, Inc., which were audited by Ernst & Young LLP, independent auditors. This data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

                                                              FISCAL YEAR ENDED
                                      ------------------------------------------------------------------
                                                         December 31                        November 30
                                     ---------------------------------------------------    ------------
                                         1998        1997 (1)      1996 (1)        1995         1994
                                      ----------    ---------     ---------      --------   ------------
                                                    (in thousands, except per share data)
Net sales
 Gargoyles                            $   9,019      $ 12,975       $26,994      $17,896       $11,083
 Hobie                                    5,768         9,562         6,100            -             -
 Kindling                                 1,346         2,964             -            -             -
 Sungold                                 16,927        10,992             -            -             -
 Private Eyes                             3,546         4,504             -            -             -
                                      ---------      --------       -------      -------       -------
Total Net Sales                          36,606        40,997        33,094       17,896        11,083
Cost of sales                            16,225        18,797        14,231        7,017         4,265
                                      ---------      --------       -------      -------       -------
Gross profit                             20,381        22,200        18,863       10,879         6,818
                                      ---------      --------       -------      -------       -------
License income                              966           526           480          480             -

Sales and marketing, general and
 Administrative, shipping and ware-
 housing, product development, and
 stock compensation expenses             24,488        30,572        19,983       10,482         6,315
Provision for doubtful accounts           2,630         1,330           166           67            18
Interest expense                          3,337         1,974         1,988        1,043           176
Loss on disposition of assets
 and related                             11,008             -             -            -             -
Other                                     1,497         3,232             -        2,064            10
                                      ---------      --------       -------      -------       -------
  Total expenses                         42,960        37,108        22,137       13,656         6,519
                                      ---------      --------       -------      -------       -------
Net income (loss)                     $(21,613)     $(14,382)      $(2,794)     $(2,297)       $   299
                                      =========      ========       =======      =======       =======
Pro forma net income (loss)                                                     $(2,343)       $   179
                                                                                 =======       =======
Basic and diluted net loss
 per share (2)                        $   (2.77)    $  (1.94)      $ (0.47)
                                      =========      ========       =======
Pro forma basic and diluted
 net income (loss) per share (2)                                                $  (0.43)      $  0.03
                                                                                 =======       =======
Weighted average shares used
 in computing basic and diluted
 net income (loss) per share
 and pro forma basic and diluted
 net income (loss) per share (2)          7,813         7,428         5,946        5,450         5,450
                                      =========      ========       =======      =======       =======
BALANCE SHEET DATA (END OF PERIOD):
 Working capital (deficit)            $(28,545)       $11,392       $15,600    $ (2,692)       $ (146)
 Total assets                            28,008        50,614        27,678       11,476         6,673
 Current liabilities, less
  current maturities of long
  term debt                              13,053        14,876         5,728       10,563         5,408
 Long-term debt, including
  current maturities                     28,526        29,160             -        7,367           489
 Shareholder's equity (deficit)        (14,172)         6,577        20,903      (7,204)           776

--------------------------

(1) The selected financial data's comparability is affected by the Company's acquisitions during 1997 and 1996.
(2) Prior year amounts have been restated to comply with Statements of Accounting Standards No. 128 "Earnings Per Share" and SEC Staff Accounting
     Bulletin No. 98.  See Note 1 to the Company's Consolidated Financial
     Statements.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------
     The following table sets forth summary financial data for the Company by quarter for the years ended December 31, 1998 and 1997, respectively. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

                                            Quarter
                   ------------------------------------------------------------
Year Ended             First         Second        Third(1)       Fourth(2)
-----------------  -------------  ------------  -------------- ---------------
December 31, 1998
  Net revenue      $ 11,478,519   $13,175,741   $   9,062,934  $   2,889,144
  Gross profit        6,364,641     7,676,616       5,360,177        979,354
  Net loss          (1,542,174)     (212,110)    (12,043,185)    (7,816,017)
  Loss per share          (0.20)        (0.03)         (1.54)         (1.00)

December 31, 1997
  Net revenue      $  8,198,266   $15,866,299   $  11,067,507  $   5,865,055
  Gross profit        4,999,887     9,704,969       6,497,124        998,526
  Net income (loss)     425,533     1,112,798     (1,636,258)   (14,283,874)
  Loss per share           0.06          0.14          (0.22)         (1.92)

-------------------------

(1) The third quarter of 1998 included charges relating to write down of assets related to the termination of the Ellen Tracy license agreement and related Ellen Tracy Eyewear business, a charge to earnings resulting from the sale of the assets of Kindling and the termination of the Timberland license agreement and related Timberland Eyewear business, and charges in connection with the closing of the Company's London office. See
     "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and Note 17 of Notes to Consolidated Financial
     Statements.
(2) The fourth quarters of 1997 and 1998 included charges relating to lease or license terminations, asset write-offs, and increases in sales, receivables and inventory reserves. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview" and Note 17 of Notes to Consolidated Financial Statements.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

OVERVIEW
--------
     The Company designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company was founded in 1983 by Dennis Burns (the "Founder") to develop a high-performance sunglass using the Company's patented dual-lens toric curve technology. This toric curve technology continues today to be the foundation for the Company's Gargoyles Performance Eyewear and Gargoyles Protective Eyewear brand sunglasses. The Company remained a single-brand company, selling only Gargoyles branded products until its purchase of the Hobie business in 1996 and its purchase of the Sungold and Private Eyes businesses in 1997.

     In a March 22, 1995 recapitalization (the "Recapitalization"), an investor group (the "Investors") led by Trillium Corporation ("Trillium") acquired a controlling interest in the Company. In the Recapitalization, the Company (1) borrowed $6.0 million pursuant to a bank loan guaranteed by Trillium; (2) sold approximately 3.3 million shares of its Common Stock to the Investors in exchange for $5.4 million, of which $900,000 was paid in cash and $4.5 million was paid in the form of a promissory note from Trillium; and (3) redeemed approximately 3.3 million shares of Common Stock from the Founder for $10.9 million, of which $6.4 million was paid in cash and $4.5 million was paid in the form of a promissory note to the Founder. In January 1996, the obligations evidenced by the Company's note to the Founder and Trillium's note to the Company were satisfied in full. In connection with the Recapitalization, the Company recorded a charge of $574,000 relating to severance, legal and other costs and recorded noncash deferred compensation of $400,000 related to the amendment of an option agreement, which was amortized over the vesting period.

     Conquest Asset Sale and Liquidation
     -----------------------------------
     Prior to the Recapitalization, both the Company and Conquest were majority-owned by the Founder. Conquest's core business has been the design, manufacture, distribution and sale of sports helmets. At the time of the Recapitalization, shares of Conquest's common stock were sold by the Founder to substantially the same investor group that purchased Common Stock in the Recapitalization. The Company has advanced funds to Conquest and has guaranteed certain liabilities of Conquest. Management concluded it was likely that Conquest will be unable to meet its obligations and, therefore, the Company recorded a provision in the fourth quarter of 1995 of $1.6 million representing the write-off of the Company's receivable from Conquest and a reserve for other potential payments of Conquest liabilities, including certain Conquest indebtedness which Gargoyles has guaranteed. In June 1996, Conquest sold certain of its assets for a purchase price of approximately $600,000 plus the assumption of certain liabilities. At December 31, 1998, Conquest had approximately $195,000 outstanding on a loan with a bank which is secured by a note receivable from the purchase of certain Conquest assets and guaranteed by the Company. Management has concluded that it is unlikely the note receivable will be collected by Conquest, and Conquest will be unable to pay its loan with the bank. The Company anticipates that it will be required to pay the guaranteed amount of $195,000.

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

     In 1996 and 1997, the Company pursued an aggressive acquisition and development strategy designed to broaden its product offerings and customer base and to expand its distribution network. In 1998, certain of these ventures were sold or discontinued.

     Hobie Acquisition
     -----------------
     In February 1996, the Company acquired the Hobie sunglass business for $3.9 million. Hobie manufactures polarized sunglasses under the Hobie brand name pursuant to a long-term license agreement from Hobie Designs, Inc. In addition, as consideration for certain noncompetition covenants, the Company agreed to pay an aggregate of $200,000 in 12 monthly installments and issued an aggregate of 14,540 shares of its Common Stock to two of Hobie's former shareholders. The Company also paid consulting service fees of $300,000 to these two shareholders, based upon the achievement by Hobie of certain sales objectives in 1996 and 1997. The Hobie Acquisition was funded by proceeds of a bank loan, which Trillium guaranteed. The Hobie Acquisition loan was repaid with net proceeds of the Offering. Hobie was acquired by the Company on February 13, 1996 and was accounted for as a purchase. Results of Hobie are therefore included in the Company's consolidated financial statements for the year ended December 31, 1996 only for the period from February 14, 1996 to December 31, 1996.

     Timberland Transaction
     ----------------------
     W. Lauer, former president of Revo, a subsidiary of Bausch & Lomb, and The Timberland Company, formed Kindling, a majority-owned subsidiary of the Company, to design, develop, manufacture and distribute sunglasses and ophthalmic frames under the Timberland brand name. Concurrently with Kindling's formation, the Company and Kindling, jointly and severally, acquired an exclusive, worldwide (except for Benelux, Cyprus, Israel and Scandinavia) license from Timberland to use the Timberland and tree logo trademarks on sunglasses, eyewear accessories and ophthalmic frames. The Company contributed $1.2 million for its 70% interest in Kindling.

     Effective September 1, 1998, Kindling sold substantially all of its assets to Adventure Optics, LLC, a limited liability company majority owned by REM Optical Company, Inc. and by The Timberland Company and Douglas W. Lauer. The total purchase price for the assets was $1,008,000 payable in cash and the assumption of certain liabilities. The Company received $358,000 of the proceeds from the sale in partial payment of an intercompany loan from Gargoyles to Kindling. As part of the sale transaction, the license agreement with The Timberland Company was terminated. $255,000 of the proceeds from the asset sale were paid to Timberland as a license termination fee. The Company recorded a charge to earnings of $1,618,000 as a result of the sale of Kindling's assets and the termination of the Timberland license agreement.

     Sungold Transaction
     -------------------
     In April 1997, the Company acquired Sungold's eyewear business for $10.97 million. In addition, the Company agreed to pay additional amounts equal to between 2.5% and 7.5% of Sungold's net sales in excess of $7 million in each of calendar years 1997, 1998 and 1999. In 1998, the additional payment related to Sungold's 1997 sales totaled $597,447, and as of December 31, 1998, the Company has accrued $700,000 for the additional payment related to Sungold's 1998 sales which is payable in 1999. Sungold produces sunglasses under its Anarchy and Angel brand names and under the Stussy brand name pursuant to the terms of a
license agreement with Stussy, Inc.   Sungold also produces a moderate-priced
sunglass line and certain private-label products The license agreement with Stussy expires on April 30, 2002 with two, five-year options to renew, assuming certain conditions are met. The Sungold acquisition was funded by working capital and the proceeds of a bank loan.

     Private Eyes Transaction
     ------------------------
     In May 1997, the Company acquired Private Eyes' eyewear business for $8.0 million, after giving affect to a post-closing adjustment. In addition, the Company agreed to pay up to an additional $2 million, subject to certain net sales goals to be achieved in 1997, 1998 and 1999. Private Eyes did not meet the net sales goals for 1997 or 1998. At the time of the acquisition, Private Eyes manufactured ophthalmic frames, readers and accessories under its Private Eyes brand and sunglasses, ophthalmic frames, readers and accessories under the Ellen Tracy Eyewear brand pursuant to a license agreement with Ellen Tracy, Inc. The Private Eyes acquisition was funded by working capital and the proceeds of a bank loan.

     The Company's Ellen Tracy Eyewear business was unable to support the minimum royalty and advertising obligations under the Ellen Tracy license agreement. On September 8, 1998, the Company and Ellen Tracy, Inc. mutually agreed to terminate the license. As a result of the license termination, the Company recorded a non-cash charge to earnings of $8.9 million consisting of
(1) a write-down of identifiable intangibles of $1,040,000, (2) impairment of long-lived assets (goodwill) based on the expected undiscounted cash flows of the Private Eyes division without the Ellen Tracy sales (which were 75% and 84% of the total Private Eyes sales in 1998 and 1997, respectively) in the amount of $7,164,000, and (3) write-off of deferred marketing costs and estimated sales returns and doubtful accounts associated with the termination of the Ellen Tracy license in the amount of $704,000.

     The London Office
     -----------------
     In late 1996 the Company opened a sales and marketing office in London to manage its European sales efforts. The Company's London office was responsible for approximately 2.9 percent and 2.2 percent of the Company's sales in 1997 and 1998, respectively. A significant portion of the Company's European sales were comprised of Timberland branded products. Costs associated with the Company's European operations totaled $2.4 million and $1.1 million in 1997 and 1998, respectively. The Company closed its London office July 31, 1998. As a result of the London office closing, the Company recorded a charge to earnings of $476,000 consisting principally of the non-cash write-off of start-up costs of $279,000 and severance and other closing costs.

     License to Aearo Corporation
     ----------------------------
     On October 20, 1998, as part of a structured settlement of the Company's patent infringement case against Aearo Corporation, the Company granted to Aearo a license to use the Company's toric-curve patented technology to make and sell certain otherwise infringing product into certain industrial safety markets in exchange for a one-time, lump sum royalty payment of $1.2 million. After deducting expenses associated with the license agreement and allocating a portion of the royalty payment for periods prior to the settlement date, the $600,000 balance was recorded as deferred license income and is being amortized over the three-year estimated remaining economic life of the license.

     Golden Bear Golf Agreement
     --------------------------
     In January 1997, the Company entered into a license agreement with Golden Bear Golf, Inc. to design, develop and distribute a line of Jack Nicklaus brand golf sunglasses. Interest in the golf product line had been insufficient to support the Company's minimum payment obligations under the license agreement, and in January 1999, the Company reached an agreement with Golden Bear Golf, Inc. to terminate the license agreement. As a result of the termination of the Golden Bear Golf Agreement, the Company recognized expense in 1998 of $124,000 and was released from $562,500 of future minimum payments under the license agreement.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------

     Net sales
     ---------
     Net sales decreased $4.4 million or 10.7% to 36.6 million for the year ended December 31, 1998 from $41.0 million for the year ended December 31, 1997. This decrease was primarily the result of lost sales resulting from the Company's inability to pay for inventory to fill orders, disposition of the Timberland Eyewear operation, and termination of the Ellen Tracy license agreement, which were partially offset by increased sales from the Company's Sungold subsidiary which was acquired in April 1997. Net sales include twelve months of sales for Sungold in the 1998 period as compared to nine months of sales in the 1997 period. The Company's net sales also continue to be affected by returns from Sunglass Hut, the Company's largest customer. Returns from Sunglass Hut were approximately $1.6 million in 1998 compared to $5.0 million in 1997. The Company's sales to Sunglass Hut were approximately 14% of net sales for the year ended December 31, 1998 compared with 21% for the year ended December 31, 1997.

     Gross profit
     ------------
     Gross profit decreased $1.8 million or 8.1% to $20.4 million for the year ended December 31, 1998 from $22.2 million for the year ended December 31, 1997. Gross margin increased to 55.7% in 1998 from 54.2% in 1997 primarily due to an increase in the percentage of total sales from the Company's Sungold subsidiary which sold products in 1998 at margins generally higher than margins on other Company products.

     License income
     --------------
     License income was $966,000 and $526,000 for the years ended December 31, 1998 and 1997, respectively. This increase was due to a royalty payment of $1.2 million from Aearo Corporation as part of a structured settlement of the Company's patent infringement litigation against Aearo. $600,000 of the Aearo payment was recorded as deferred license income and is being amortized over the three-year estimated economic life of the license. See "Legal Proceedings" and
Note 1 to the Consolidated Financial Statements.

     Operating expenses
     ------------------
     Operating expenses decreased to $27.1 million for the year ended December 31, 1998 from $32.0 million for the year ended December 31, 1997, primarily as a result of management's cost savings initiatives, including reducing payroll, closing unprofitable operations, and eliminating unprofitable license agreements. As a percentage of net sales, operating expenses decreased to 74.1% in 1998 from 77.8% in 1997.

     Sales and marketing expenses decreased $5.0 million or 25.4% from $19.4 million in 1997 to $14.4 million in 1998 primarily as a result of closing the Company's London office, terminating the Ellen Tracy license, reducing national advertising expenditures, and reducing the number of NASCAR race sponsorships. As a percentage of net sales, sales and marketing expenses decreased to 39.5% in 1998 from 47.2% in 1997.

     General and administrative expenses decreased 10.8% from $7.9 million in 1997 to $7.0 million in 1998, primarily as a result of the acquisition of Private Eyes and Sungold, which were purchased in March and April of 1997. General and Administrative expenses for 1998 include a full 12 months of expenses for Private Eyes and Sungold as compared to 10 months of expenses for Private Eyes and 9 months of expenses for Sungold in 1997. As a percentage of net sales, general and administrative expenses were 19.2% in each of 1998 and 1997.

     Shipping and warehousing expenses increased $293,000 or 14.9% in 1998, primarily as a result of the acquisition of Sungold and Private Eyes. As a percentage of net sales, shipping and warehousing expenses increased to 6.2% in 1998 as compared to 4.8% in 1997.

     Product development costs decreased $597,000 or 44% in 1998, primarily as a result of changes in the Company's product development processes and management's cost savings initiatives. As a percentage of net sales, product development expenses decreased to 2.1% in 1998 from 3.3% in 1997.

     Provision for doubtful accounts increased $1.3 million or 97.7% in 1998, primarily as a result of write off of receivable balances that are no longer deemed collectible. As a percentage of net sales, provision for doubtful accounts increased to 7.2% in 1998 from 3.2% in 1997.

     Interest expense was $3.3 million for the year ended December 31, 1998 and was $2.0 million for the year ended December 31, 1997. The increase in 1998 was due primarily to increased levels of indebtedness and the amortization of related loan fees. See "--Liquidity and Capital Resources."

     Loss on disposition of assets and other related costs of $11 million in 1998 include (1) a non-cash charge of $8.9 million related to the write-down of goodwill, certain intangible assets, deferred marketing costs and other assets related to the termination of the Ellen Tracy license agreement and related Ellen Tracy Eyewear business, see Note 15 to Consolidated Financial Statements,
(2) a charge to earnings of $1.6 million resulting from the sale of the assets of Kindling and the termination of the related Timberland license, see Note 13 to Consolidated Financial Statements, and (3) costs of $476,000 relating to the closing of the London office, consisting principally of a non-cash write-off of start-up costs of $279,000, severance and other closing costs. See Note 17 to Consolidated Financial Statements.

     Severance and relocation expenses of $260,000 in 1998 are comprised of costs associated with the termination of the lease on the Company's Lynnwood, Washington facility.

     Other expenses of $1.2 in 1998 include a $263,000 reserve against certain notes receivable and guaranteed loans payable related to a former subsidiary; a gain of $405,000 related to certain notes receivable from the Company's former president and CEO, compared to an expense in 1997 of $611,000 to fully reserve the notes receivable; write-off of obsolete production related costs and assets for discontinued product lines decreased to $289,000 from $720,000 in 1997; write-off of trade credits decreased to $211,000 in 1998 from $729,000 in 1997. Additionally, 1998 other expenses included estimated restructuring compensation and other related contingencies of $652,000 and other expenses of $227,000, including termination costs associated with endorsement contracts and other miscellaneous expenses.

     Income tax benefit
     ------------------
     The Company's income tax benefit was zero for the years ended December 31, 1998 and 1997. The Company recorded a 100% valuation allowance against its net tax assets at December 31, 1998 and 1997.

     Net loss
     --------
     As a result of the items discussed above, the Company's net loss was $21.6 million or $2.77 per share for the year ended December 31, 1998 compared to a net loss of $14.4 million or $1.94 per share for the year ended December 31, 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------

     Net sales
     ---------
     Net sales increased to $41.0 million for the year ended December 31, 1997 from $33.1 million for the year ended December 31, 1996. This increase was primarily the result of (1) increased sales of Hobie brand products through retail channels other than Sunglass Hut, (2) sales of products from the Company's Sungold and Private Eyes acquisitions which occurred in the second quarter of 1997 (3) and sales of Timberland Eyewear, introduced in March, 1997. Sales from these new brands totaled $18.5 million. These increases were offset by significantly lower sales of Gargoyles brand products. Sales returns from Sunglass Hut, the Company's largest customer, were approximately $5.0 million in 1997 compared to $2.5 million in 1996. The Company's sales of all brands to Sunglass Hut were approximately 21% of net sales for the year ended December 31, 1997 compared with 30% for the year ended December 31, 1996. Sales to Sunglass Hut by Sungold, Private Eyes and Timberland were 12.5% of the Company's total sales to Sunglass Hut in 1997. See "Business -- Risk Factors -
- Dependence on Sunglass Hut."

     Gross profit
     ------------
     Gross profit increased to $22.2 million for the year ended December 31, 1997 from $18.9 million for the year ended December 31, 1996. Gross margin decreased to 54.2% in 1997 from 57.0% in 1996.

     License income
     --------------
     License income was $526,000 and $480,000 for the year ended December 31, 1997 and 1996, respectively.

     Operating expenses
     ------------------
     Operating expenses increased to $32.0 million for the year ended December 31, 1997 from $20.0 million for the year ended December 31, 1996. As a percentage of net sales, expenses increased to 77.8% in 1997 from 60.9% in 1996, which, in 1996, included stock compensation and IPO bonus of $3.8 million or 11.6% of net sales.

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

     General and administrative expenses increased from $4.2 million in 1996 to $7.9 million in 1997, primarily as a result of the Sungold and Private Eyes acquisitions and to support anticipated growth. As a percentage of net sales, general and administrative expenses increased to 19.2% in 1997 from 12.8% in 1996.

     Shipping and warehousing expenses increased $471,000 in 1997, primarily as a result of the acquisition of Sungold and Private Eyes. As a percentage of net sales, shipping and warehousing expenses increased to 4.8% in 1997 as compared to 4.5% in 1996.

     Product development costs increased $411,000 in 1997, primarily as a result of the acquisitions of Sungold and Private Eyes, expanding the Gargoyles
and Hobie lines and developing new Timberland products.   As a percentage of
net sales, product development expenses increased to 3.3% in 1997 from 2.9% in 1996.

     Provision for doubtful accounts increased to $1.3 million for the year ended December 31, 1997 from $166,000 for the year ended December 31, 1996, primarily as a result of a write-off of doubtful accounts that were no longer deemed collectable. As a percentage of net sales, provision for doubtful accounts increased to 3.2% in 1997 from 0.5% in 1996.

     Stock compensation and IPO bonus for the year ending December 31, 1996 included a nonrecurring, noncash stock compensation charge of $3.8 million associated with a non-qualified stock option granted to an officer of the Company and a nonrecurring compensation charge associated with the Company's initial public offering.

     Severance and relocation expenses of $1.3 million in 1997 include estimated employee severance payments and benefits of $350,000, estimated lease obligations and other costs associated with the relocation of its Kent, Washington and Norwalk, Massachusetts facilities of $704,000 and a write-off of leasehold improvements associated with the relocated facilities of $202,000.

     Interest expense was $2.0 million for the years ended December 31, 1997 and 1996. See " -- Liquidity and Capital Resources."

     Other expenses of $2.0 million in 1997 include write-offs of obsolete production related assets of $720,000, a $611,000 reserve against notes receivable from the Company's former CEO and $729,000 related to write-offs of trade credits. All such other expenses were incurred in the fourth quarter.

     Income tax benefit
     ------------------
     The Company's income tax benefit was zero for the years ended December 31, 1997 and 1996. The Company recorded a 100% valuation allowance against its net tax assets at December 31, 1997 and 1996.

     Net loss
     --------
     As a result of the items discussed above, the Company's net loss was $14.4 million or $1.94 per share for the year ended December 31, 1997 compared to a net loss of $2.8 million or $0.47 per share for the year ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Historically, the Company has relied primarily on cash from operations and borrowings to finance its operations. In addition, on October 1, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds was used to repay $19 million of debt in early October 1996.

     At December 31, 1996, the Company had cash and cash equivalents of $4.4 million, current assets of $21.3 million and current liabilities of $5.7 million. The Company had a credit facility of $15 million, under which no borrowings were outstanding.

     In 1997, the Company used $10.9 million of cash in its operating activities and $21.8 million of cash in its investing activities, primarily to fund the acquisitions of Sungold and Private Eyes. Cash provided by the Company's financing activities, which consisted almost exclusively of bank borrowings, totaled $29.2 million. As of December 31, 1997, the Company had cash of $900,000, working capital of $11.4 million and bank borrowings of $29.2 million. The Company had no additional borrowings available under its revolving loan at December 31, 1997.

     Cash used in the Company's operating activities in 1998 totaled $7,000 even though the Company's net loss for 1998 was $21.6 million. Included in the net loss were (1) non-cash expenses of $15.3 million, consisting of a $10.2 million loss on disposition of assets, primarily related to the sale of Kindling and the disposition of the Ellen Tracy license, (2) a $2.6 million provision for doubtful accounts, (3) $2.1 million of depreciation and amortization, and (4) $0.4 million other non-cash expenses. In addition, from December 31, 1997 to December 31, 1998, the Company reduced accounts receivable by $3.6 million, reduced inventories by $3.2 million and increased other current assets, net of a decrease in accounts payable, accrued expenses and other current liabilities by $0.4 million., thereby generating cash of $6.4
million.   Cash used in the Company's investing activities in 1998, primarily to fund production and office equipment, totaled $104,000. Cash used in the Company's financing activities, which consisted almost exclusively of bank repayments, totaled $634,000. As of December 31, 1998, the Company had unused sources of liquidity of $656,000 consisting of cash of $194,000 and available bank borrowings of $462,000.

     In January 1998, the Company restructured its credit agreement with the Bank. The amended credit agreement consists of (1) a revolving loan commitment of up to $14 million, (2) a term loan of $16.47 million and (3) an equipment loan of $3.9 million, resulting in an additional approximately $5 million available to the Company during various periods in 1998. In consideration of the January amendments to the credit agreement, the Company issued 400,000 shares of the Company's common stock to an affiliate of the Bank and agreed to file a registration statement related to those shares with the Securities and Exchange Commission. The shares were valued at the time of issuance based on the market price of the Company's stock on the date of issuance less an appropriate discount based on the nature of the underlying stock and its marketability. The common stock was valued at $862,500 and was recorded as payment of $200,000 in bank fees that were due December 31, 1997 and $662,500 in debt issuance costs.

     The credit agreement was further amended (1) on March 17, 1998 to waive compliance with certain covenants, (2) on March 31, 1998 to reschedule principal payments and to revise financial covenants, (3) on April 30, 1998 to defer the filing of a registration statement with respect to the shares of Company common stock issued to an affiliate of the Bank, (4) on August 13, 1998 to waive certain financial covenants and to revise certain other financial covenants, (5) on September 17, 1998, to split the Term Note into two Term Notes, (6) on November 2, 1998 to waive certain financial covenants and to revise certain other financial covenants, (7) on December 21, 1998 to defer filing of a registration statement with respect to the shares of Company common stock issued to an affiliate of the Bank and to defer certain principal payments under the Equipment Loans and the Term Loans, and (8) on March 5, 1999 to modify the borrowing base until April 30, 1999 to permit the Company to borrow $1,750,000 in excess of the amount the Company would otherwise be permitted to borrow based on collateral requirements as set forth in the credit agreement. All borrowings under the credit agreement are due and payable on April 30, 1999. The credit agreement also prohibits the Company from paying dividends to its shareholders.

     During 1998, the Company has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. Certain of the Company's suppliers have filed suit to collect past due payable amounts. No single collection claim is material, but in the unlikely event all claim amounts should become payable at one time and not scheduled over a period of time, it would be difficult or impossible for the Company to make the payment, and the immediate payment of all the claims would have a material adverse effect on the Company's results of operations or financial position. See "Legal Proceedings." The Company's operations have been constrained by cash shortages, which have resulted in the reduction of inventory purchases and impairment of the Company's ability to order sufficient inventory of products to fill orders.

     The entire outstanding balance of the Company's bank debt of $31.6 million is due and payable in full on April 30, 1999. The Company will be unable to pay the bank debt, absent the Company obtaining additional financing through the sale of equity or convertible debt securities or additional accommodations by the bank. In October, 1998, the Company entered into an agreement in principal with a New York investment bank for a transaction which contemplated a recapitalization of the Company through the sale of equity and subordinated debt securities and the restructure and refinancing of the Company's senior credit facility. The parties have been unable to agree on the definitive terms of the recapitalization transaction, and the transaction has not closed. The Company is actively seeking alternative sources of capital and is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities and the restructuring of its bank facilities to fund working capital. There can be no assurance, however, that any financing or other source of funds will be available on a timely basis, on favorable terms or at all.

     In addition, management has worked throughout 1998 and continues to work to reduce expenses to levels that can be sustained by operations . Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims, or adverse developments in pending collection litigation, could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail certain operations or to dispose of operating assets to enable it to continue operations.


NET OPERATING LOSS CARRY-FORWARDS
---------------------------------
     At December 31, 1998, the Company had net operating loss carry-forwards
for federal tax purposes of $28,400,000 to offset future taxable income.   The
Company is actively seeking alternative sources of capital and is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities and the restructuring of its bank loans to fund working capital. If a change of ownership occurs as a result of a recapitalization transaction involving the sale of any of the Company's securities, there may be significant limitations on the use by the Company of these net operating loss carry-forwards. After a change in control, if the Company's operations were profitable, any significant limitation on the Company's use of its net operating loss carry-forwards would result in an increase in the Company's tax liability and would reduce its net income and available cash resources. See Note 8 to Consolidated Financial Statements.


SEASONALITY
-----------
     The Company's net sales generally have been higher in the period from March to September, the period during which sunglass purchases are highest. As a result, operating income is typically lower in the first and fourth quarters as fixed operating costs are spread over lower sales volumes. The Company also experiences higher accounts receivable during March through September as a result of higher sales during this period. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Business -- Risk Factors - Seasonality of Business."


BACKLOG AND BACKORDERS
----------------------
     The Company's backlog (which represents all unshipped orders, regardless of the scheduled shipping date) was $3,201,116 and $4,239,421, at December 31, 1998 and 1997, respectively.

     The Company's backorders (which represent orders for merchandise remaining unshipped beyond its scheduled shipping date) were at $268,147 and $544,918 on December 31, 1998 and 1997, respectively.


THE YEAR 2000
-------------
     As the Year 2000 approaches, there are uncertainties concerning whether computer systems and electronic equipment with date functions will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Due to the Company's reliance on its management information systems, failure of these systems for any reasons, including Year 2000 noncompliance, could affect the Company's operations. Management believes, however, that the Year 2000 does not pose a significant operational problem for the Company.

     The Company has established a Year 2000 contingency plan which is being addressed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by September 1999. The Company has completed its assessment of its systems in its Kent, Washington facilities and in its Farmingdale, New York facility.

     The Company has initiated and has substantially completed discussions with its key vendors and customers to assess whether those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. Management believes that the Company bears little exposure to risk of Year 2000 non-compliance by third parties.

     The Company has determined that it will need to modify or replace certain portions of its computer hardware and software and of its telephone and voice-mail hardware and software so that its computer, telephone and communications systems will function properly with respect to dates in the year 2000 and beyond. The Company has also completed the upgrade of its telephone systems, its voice-mail system in Farmingdale, its backup software, and certain of its PC software upgrades at a cost of less than $15,000. The Company estimates the total cost of its system upgrades required for Year 2000 compliance will not exceed $125,000.

     In view of the subtlety of the problem and the unfamiliarity with the scope of the problems by many in the business community, there can be no assurance that the Company, or its critical vendors or customers, will not encounter some form of computer or service failures at or after midnight on December 31, 1999 which could result in disruption of the Company's business, perhaps materially so, to the Company's detriment. See "Business -- Risk Factors -- Possible Business Disruption from Computer Application Failure at Year 2000."


EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------
     Recent accounting pronouncements having relative applicability to the Company are described in the Company's consolidated financial statements. The adoption of the accounting pronouncements is not expected to have a material impact on the Company's financial position, results of operations, or cash flow.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS
                                                                       Page
                                                                       Number
Report of BDO Seidman, LLP, Independent Auditors......................   28
Report of Ernst & Young LLP, Independent Auditors.....................   29
Gargoyles, Inc. Consolidated Financial Statements
    Consolidated Balance Sheets.......................................   30
    Consolidated Statements of Operations.............................   31
    Consolidated Statements of Shareholders' Equity...................   32
    Consolidated Statements of Cash Flows.............................   33
    Notes to Consolidated Financial Statements........................   34
Schedule II
    Consolidated Valuation and Qualifying Accounts....................   51

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Gargoyles, Inc.


We have audited the accompanying consolidated balance sheet of Gargoyles, Inc. and subsidiaries ("the Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Company for the years ended December 31, 1997 and 1996 were audited by other auditors, whose report dated April 2, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gargoyles, Inc. and subsidiaries at December 31, 1998, and the related consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net operating losses and has a net worth and working capital deficiency. Further, the Company has been unable to raise adequate capital to currently fulfill its obligations to its trade creditors and to satisfy its bank obligations which are due and payable April 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.

BDO Seidman, LLP
Seattle, Washington
April 2, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Gargoyles, Inc.

We have audited the accompanying consolidated balance sheet of Gargoyles, Inc. as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a) relating to the years ended December 31, 1997 and 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gargoyles, Inc. at December 31, 1997, and the related consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Seattle, Washington
April 2, 1998

                               GARGOYLES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                 A S S E T S
                                                         December 31,
                                                    1998            1997
                                               -------------   -------------
Current assets:
  Cash and cash equivalents                    $    194,314    $    892,176
  Trade receivables, net                           2,251,226     10,526,980
  Inventories                                      8,558,276     13,057,024
  Other current assets and prepaid expenses        2,031,261      1,792,124
                                                ------------   ------------
Total current assets                              13,035,077     26,268,304

Property and equipment, net                        1,510,333      2,441,133
Intangibles, net                                  13,004,935     21,232,817
Other assets                                         457,599        671,411
                                                ------------   ------------
Total assets                                    $ 28,007,944   $ 50,613,665
                                                ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  5,923,196   $  6,487,131
  Accrued expenses and other current
    liabilities                                    7,130,212      8,389,147
  Current maturities of long-term debt            28,526,379    -
                                                ------------   ------------
Total current liabilities                         41,579,787     14,876,278

Long-term debt, net of current maturities                  -     29,160,554

Deferred License Income                              600,000

Shareholders' equity:
  Preferred stock                                          -              -
  Common stock, no par value, authorized shares
    -- 40,000,000, issued and outstanding
    -- 7,822,191 and 7,437,191, respectively      26,529,282     25,711,782
  Accumulated (deficit)                         (40,735,481)   (19,121,995)
  Translation adjustment                              34,356       (12,954)
                                                ------------   ------------
Total shareholders' equity                      (14,171,843)      6,576,833
                                                ------------   ------------
Total liabilities and shareholders' equity      $ 28,007,944   $ 50,613,665
                                                ============   ============

        See accompanying notes to the Consolidated Financial Statements.

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                ---------------------------------------------
                                     1998            1997            1996
                                 ------------   -------------    ------------
Net sales                        $ 36,606,338    $ 40,997,127    $ 33,094,398

Cost of sales                      16,225,550      18,796,571      14,230,682
                                 ------------   -------------    ------------
Gross profit                       20,380,788      22,200,556      18,863,716

License income                        965,622         526,462         479,609
                                 ------------   -------------    ------------
                                   21,346,410      22,727,018      19,343,325
                                 ------------   -------------    ------------
Costs and expenses:
  Sales and marketing              14,441,482      19,370,213       9,480,986
  General and administrative        7,033,120       7,884,281       4,233,136
  Shipping and warehousing          2,252,618       1,960,022       1,489,117
  Product development                 761,041       1,358,420         946,992
  Provision for doubtful
    accounts                        2,629,525       1,329,864         166,150
  Stock compensation and
    IPO bonus                               -               -       3,833,140
  Interest, net                     3,336,957       1,974,005       1,987,812
  Loss on disposition of
    assets and related             11,007,968               -               -
  Severance and relocation            260,425       1,256,083               -
  Other                             1,236,760       1,975,931               -
                                 ------------    ------------    ------------
Net loss                        $(21,613,486)   $(14,381,801)   $ (2,794,008)
                                 ============    ============    ============
Basic and diluted net loss
  per share                           $(2.77)         $(1.94)           $(.47)
                                 ============    ============    ============
  Weighted average common
   shares used in the
   calculation of basic and
   diluted net loss per share       7,812,890       7,428,055       5,946,360
                                 ============    ============    ============

        See accompanying notes to the Consolidated Financial Statements.


                                GARGOYLES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Common Stock                         Deferred
                                 ------------------------   Accumulated   Compensation
                                   Shares       Amount       (Deficit)     and Other       Total
                                 ----------  ------------  -------------  ------------ -------------
Balance at December 31, 1995     5,450,003  $(5,107,430)  $ (1,946,186)   $ (150,000)  $ (7,203,616)

Sale of warrant                          -        56,000              -             -         56,000
Stock issued in connection
   with Acquisition                 14,540        80,040              -             -         80,040
Deferred compensation
   related to Amendment of
   stock options                         -     3,378,140              -   (3,378,140)              -
Stock compensation                       -             -              -    3,528,140       3,528,140
Stock issued in Company's
   Initial public offering       1,954,465    27,236,826              -             -     27,236,826
Net loss for the year ended
   December 31, 1996                     -             -    (2,794,008)             -    (2,794,008)
                                 ---------   -----------   ------------    ----------   ------------
Balance at December 31, 1996    7,419,008    25,643,576     (4,740,194)             -     20,903,382

Stock options exercised             18,183        68,206              -             -         68,206
Translation adjustment                   -             -              -      (12,954)       (12,954)
Net loss for the year ended
   December 31, 1997                     -             -   (14,381,801)             -   (14,381,801)
                                 ---------   -----------   ------------    ----------   ------------
Balance at December 31, 1997     7,437,191    25,711,782   (19,121,995)      (12,954)      6,576,833

Stock issued in connection
   with restructure of
   credit agreement                400,000       862,500              -             -        862,500
Stock redemption for former CEO   (15,000)      (45,000)              -             -       (45,000)
Translation adjustment                   -             -              -        47,310         47,310
Net loss for the year ended
   December 31, 1998                     -             -   (21,613,486)             -   (21,613,486)
                                 ---------   -----------   ------------    ----------   ------------
Balance at December 31, 1998     7,822,191   $26,529,282  $(40,735,481)    $   34,356  $(14,171,843)
                                 =========   ===========   ============    ==========   ============

        See accompanying notes to the Consolidated Financial Statements.


                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended December 31,
                                ---------------------------------------------
                                     1998            1997            1996
                                -------------   -------------    ------------
OPERATING ACTIVITIES
--------------------
Net loss                        $(21,613,486)   $(14,381,801)   $(2,794,008)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Stock compensation                   -              -           3,528,140
   Depreciation                       781,457       1,109,884        571,422
   Amortization                     1,300,321         817,121        204,360
   Deferred income and other           44,000       (360,000)      (180,000)
   Provision for doubtful
     accounts                       2,629,525       1,329,864        166,150
   Severance, relocation
     and other expenses               352,831       2,620,173       (89,802)
   Loss on disposition of
     assets and related            10,165,276           -              -
   Changes in assets and
     liabilities net of
     effects from business
     acquisitions and
     dispositions:
       Trade receivable             3,593,100         151,117    (6,254,920)
       Inventories                  3,166,398     (4,948,762)        690,152
       Other current assets
      and other assets              (451,484)         422,380      (798,293)
     Accounts payable, accrued
      expenses and other
      current liabilities              25,215       2,294,171        207,957
                                 ------------     -----------   ------------
Net cash used in
   operating activities               (6,847)    (10,945,853)    (4,748,842)
                                 ------------     -----------   ------------

INVESTING ACTIVITIES
--------------------
Acquisition of property
  and equipment                     (104,150)     (1,411,021)    (1,407,875)
Business acquisitions:
  Purchase of Private Eyes                  -     (8,616,304)              -
  Purchase of Sungold                       -    (11,732,500)              -
  Purchase of Hobie                         -               -    (3,974,900)
                                 ------------     -----------   ------------
Net cash used in
  investing activities              (104,150)    (21,759,825)    (5,382,775)
                                 ------------     -----------   ------------

FINANCING ACTIVITIES
--------------------
Proceeds from stock issuance            -              68,206     27,236,826
Proceeds from issuance of
  long-term debt                        -          14,870,000      5,240,000
Principal payments on
  long-term debt                        -           (185,137)   (12,607,145)
Net proceeds (repayment) under
 revolving line of credit           (634,175)      14,475,691    (5,412,916)
Proceeds from warrant
  issuance                              -              -              56,000
                                 ------------     -----------   ------------
Net cash provided by (used
  in) financing activities          (634,175)      29,228,760     14,512,765
                                 ------------     -----------   ------------
Effect of foreign
  currency translation                 47,310        (12,954)         -
                                 ------------     -----------   ------------
Net increase (decrease) in
  cash and cash equivalents         (697,862)     (3,489,872)      4,381,148

Cash and cash equivalents,
  beginning of year                   892,176       4,382,048            900
                                 ------------     -----------   ------------
Cash and cash equivalents,
  end of year                    $    194,314     $   892,176   $  4,382,048
                                 ============     ===========   ============
Supplemental Disclosures of
  non-cash investing and
  financing activities
    Common stock issued for
      other than cash            $    862,500     $         -    $    80,040
    Common stock redemption      $     45,000     $         -    $         -

        See accompanying notes to the Consolidated Financial Statements.


                                GARGOYLES, INC.
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


1.  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

Basis of Presentation
---------------------
     The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable to a going concern, which principles contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. Gargoyles, Inc. ("Gargoyles" or the "Company") incurred significant operating losses in 1998 and has a net working-capital deficit of $28.5 million and a tangible net worth deficit of $27 million at December 31, 1998. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its
banking arrangements were restructured in early 1998.   The Company also has
had difficulty paying suppliers on a timely basis and has made arrangements with certain suppliers to provide for unsecured promissory notes and payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.

     The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities and the restructuring of its bank facilities to fund working capital. The Company's bank debt is due on April 30, 1999. In addition, management is seeking to reduce expenses to levels that can be sustained by operations. However, there can be no assurance that the Company will be successful in its strategy to reduce costs, in its efforts to raise additional capital or secure additional debt financing. The consolidated financial statements do not give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern and therefore realize its assets and liquidate its liabilities in other than the normal course of business and at amounts different from those shown in these consolidated financial statements.

Principal Industry
------------------
   The Company designs, manufactures and markets a broad range of sunglasses and eyewear products. The Company's products are sold mainly through sunglass specialty, sport specialty, department and optical stores. The Company subcontracts certain of its manufacturing processes. Management believes there are adequate alternative sources for these services should an existing subcontractor be unable to perform. Its corporate headquarters and main warehouse are located in Kent, Washington.

Principles of Consolidation
---------------------------
   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated in consolidation. Included in the consolidation are H.S.C., Inc. ("Hobie"), Sungold Eyewear, Inc. ("Sungold"), and Private Eyes Sunglass Corporation ("Private Eyes"), all of which are wholly-owned subsidiaries of the Company. Also included in periods prior to September 1, 1998 is the kindling company ("Kindling"), 70% of which is owned by the Company. Effective September 1, 1998, Kindling disposed of its operations (see Note 13).

Cash and Cash Equivalents
--------------------------
   The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories
-----------
   Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of direct materials, direct labor, and packaging and freight charges. Inventories are shown net of reserves established for obsolete or slow-moving items.

Property and Equipment
----------------------
   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. The Company provides for depreciation and amortization using the straight-line method which recognizes the cost over the estimated useful lives of the respective assets, ranging from 3 to 7 years, or, as to leasehold improvements, the term of the related lease, if less than the estimated useful life.

Revenue Recognition
-------------------
   Revenue is recognized when merchandise is shipped to a customer. As necessary, the Company defers revenue related to contractual obligations with certain customers. The Company records sales net of volume and cash discounts. Trade receivables are shown net of an allowance for doubtful accounts of $920,916 and $820,503 at December 31, 1998 and 1997, respectively.

License Income
--------------
     On October 20, 1998, as part of a structured settlement of the Company's patent infringement case against Aearo Corporation, the Company granted to Aearo a license to use the Company's toric-curve patented technology to make and sell certain otherwise infringing product into certain industrial safety markets in exchange for a one-time, lump sum royalty payment of $1.2 million. After deducting expenses associated with the license agreement and allocating a portion of the royalty payment for periods prior to the settlement date, the $600,000 balance was recorded as deferred license income and is being amortized over the three-year estimated remaining economic life of the license.

Warranties
----------
   The Company's products are covered by a warranty against defects in material and workmanship. The Company has established a reserve for these anticipated future warranty costs.

Advertising Expense
-------------------
   The cost of advertising is expensed as incurred. The Company incurred $1,324,092, $2,858,517 and $380,671 in advertising costs during the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes
------------
   The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of currently enacted tax laws. To the extent it is considered more likely than not that all of the Company's deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its net realizable value.

Concentration of Credit Risk and Financial Instruments
-------------------------------------------------------
   The Company sells its products to local and national companies and distributors throughout the United States and internationally. Net sales to the Company's largest customer represented 14%, 21% and 30% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

   The carrying value of financial instruments, which include cash, receivables, payables and debt, approximates market value at December 31, 1998.

Foreign Currency
----------------
   The Company translates the assets and liabilities of its London, United Kingdom operations at rates of exchange in effect at year end. Revenues, expenses, and cash flows of the operation are translated at the average rates of exchange during the year. Gains and losses resulting from translation of the London branch balance sheet are accumulated as a separate component of shareholders' equity.

Stock-Based Compensation
------------------------
   The Company grants stock options for a fixed number of shares to employees, with an exercise price equal or greater than the fair value of the shares at the time of grant. The Company has elected to apply the disclosure only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation costs for stock options are measured at the excess, if any, of the fair value of the Company's common stock at the date of the grant over the stock option price. Pro forma net loss information has been disclosed in Note 11.

Earnings Per Share
------------------
   In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement No. 128 requirements and SEC Staff Accounting Bulletin No. 98. For purposes of calculating diluted earnings per share, common stock equivalents have not been included as the effect would be antidilutive.

Impairment of Long-lived Assets
-------------------------------
   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Management has evaluated the potential permanent impairment of the net carrying value of certain long-term assets. For each asset evaluated, the expected undiscounted cash flows have been compared to the respective asset's net carrying value. Except for those assets written off as discussed in Note 17, in all cases where evaluation was performed, the expected undiscounted cash flows exceeded the net carrying value of the assets. Accordingly, an impairment as defined by Statement No. 121 does not exist and no loss has been recognized.

Use of Estimates
----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification
----------------
   Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.


2.  INVENTORIES
---------------
     Inventories consist of the following:

                                                 December 31,
                                       -------------------------------
                                            1998             1997
                                        -----------      ------------
Materials                               $ 4,204,151      $  7,119,328
Finished Goods                            4,934,896         7,909,147
Reserves for excess, slow-moving
  and obsolete inventories                (580,771)       (1,971,451)
                                       ------------     -------------
Inventories, net                        $ 8,558,276      $ 13,057,024
                                       ============     =============


3.  OTHER CURRENT ASSETS AND PREPAID EXPENSES
----------------------------------------------
     Other current assets and prepaid expenses consist of the following:

                                                 December 31,
                                       -------------------------------
                                           1998               1997
                                       ------------       ------------
Prepaid expenses                       $ 1,055,675        $   959,004
Other receivables                           33,159            166,245
Income tax refund receivable               160,217            160,217
Deposits                                    70,125             26,791
Trade credits                              100,000            311,049
Note receivable from former CEO            405,610                  -
Other                                      206,475            168,818
                                      ------------       ------------
                                       $ 2,031,261        $ 1,792,124
                                      ============       ============


4.  PROPERTY AND EQUIPMENT
---------------------------
     Property and equipment consist of the following:

                                             December 31,
                                   ------------------------------
                                        1998             1997
                                   -----------        -----------
Molds and production equipment     $ 1,526,227        $ 1,668,557
Office furniture and equipment       1,650,127          1,766,796
Exhibit and marketing equipment        426,496            403,483
Transportation equipment                24,718             24,718
Leasehold improvements                  87,562             85,337
                                  ------------       ------------
                                     3,715,130          3,948,891

Accumulated depreciation
  and amortization                 (2,204,797)        (1,507,758)
                                  ------------       ------------
Property and equipment, net        $ 1,510,333        $ 2,441,133
                                   ===========       ============


5.  INTANGIBLES
----------------
     Intangible assets primarily result from business acquisitions and consist of costs in excess of fair value of net assets acquired (which include trademarks, tradenames and goodwill), licensing and management agreements and non-compete agreements. These costs are amortized on a straight-line basis over periods of 2 to 25 years.

                                             December 31,
                                   ------------------------------
                                        1998              1997
                                   -----------        -----------
Costs in excess of fair market
  value of net assets acquired     $11,547,636        $18,289,188
Licensing and management
  agreements                         2,805,470          3,709,069
Non-compete agreements                       -            216,000
                                  ------------       ------------
                                    14,353,106         22,214,257

Accumulated amortization           (1,348,171)          (981,440)
                                  ------------       ------------
Intangibles, net                   $13,004,935        $21,232,817
                                  ============       ============


6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
--------------------------------------------------
     Accrued expenses and other current liabilities consist of the following:

                                              December 31,
                                    ----------------------------
                                       1998               1997
                                    ----------         ----------
Payroll taxes and benefits          $  794,841         $1,316,688
Acquisition and other obligations      700,000          1,274,829
Relocation and closing costs           166,004            751,362
Interest                               208,859            695,452
Marketing royalties and other          515,506            679,767
Deferred income                              -            556,000
Liability for sales reserve            500,000          1,986,860
Vendor notes payable
  (8% interest, unsecured)           2,327,179             -
Other                                1,917,823          1,128,189
                                   -----------        -----------
                                    $7,130,212         $8,389,147
                                   ===========        ===========


7.  DEBT
--------
     Long-term debt consisted of the following:

                                                           December 31,
                                                   -----------------------------
                                                       1998            1997
                                                   ------------   ------------
Revolving loan payable to bank, bearing
  interest at prime (8.00% and 8.50% at
  December 31, 1998 and 1997, respectively),
  interest due monthly.                           $  8,344,841    $ 14,475,691

Note payable to bank, bearing interest
  at prime rate plus 0.75% (8.75% and
  9.25% at December 31, 1998 and 1997,
  respectively), interest due monthly.              13,000,000      10,970,000

Note payable to bank, bearing interest
  at prime rate plus 0.75% (8.75% at
  December 31, 1998), interest due monthly.          3,470,000               -

Notes payable to bank, bearing interest
  at prime rate plus 0.25%, (8.25% and
  8.75% at December 31, 1998 and 1997,
  respectively), interest due monthly.               3,467,500       3,467,500

Notes payable to bank, bearing interest
  at prime rate plus 0.25%, (8.25% and
  8.75% at December 31, 1998 and 1997,
  respectively), interest due monthly.                 244,038         247,363
                                                   -----------     -----------
Total long-term debt (all amounts are
  due on April 30, 1999)                            28,526,379     $29,160,554
                                                   ===========     ===========

     The Company had approximately $462,000 additional borrowings available under its revolving loan at December 31, 1998.

     The Company had $388,122 outstanding under letters of credit at December 31, 1998.

     In January 1996, the Company borrowed $290,000 at 12% per annum from officers and shareholders. The loans were repaid in full with interest as of April 1996.

     In January 1998, the Company restructured its credit agreement with the Bank. The amended credit agreement consists of (1) a revolving loan commitment of up to $14 million, (2) a term loan of $16.47 million and (3) an equipment loan of $3.9 million, resulting in an additional approximately $5 million available to the Company during various periods in 1998. In consideration of the January amendments to the credit agreement, the Company issued 400,000 shares of the Company's common stock to an affiliate of the Bank and agreed to file a registration statement related to those shares with the Securities and Exchange Commission. The shares were valued at the time of issuance based on the market price of the Company's stock on the date of issuance less an appropriate discount based on the nature of the underlying stock and its marketability. The common stock was valued at $862,500 and was recorded as payment of $200,000 in bank fees that were due December 31, 1997 and $662,500 in debt issuance costs.

     The credit agreement was further amended (1) on March 17, 1998 to waive compliance with certain covenants, (2) on March 31, 1998 to reschedule principal payments and to revise financial covenants, (3) on April 30, 1998 to defer the filing of a registration statement with respect to the shares of Company common stock issued to an affiliate of the Bank, (4) on August 13, 1998 to waive certain financial covenants and to revise certain other financial covenants, (5) on September 17, 1998, to split the Term Note into two Term Notes, (6) on November 2, 1998 to waive certain financial covenants and to revise certain other financial covenants, (7) on December 21, 1998 to defer filing of a registration statement with respect to the shares of Company common stock issued to an affiliate of the Bank and to defer certain principal payments under the Equipment Loans and the Term Loans, and (8) on March 5, 1999 to modify the borrowing base until April 30, 1999 to permit the Company to borrow $1,750,000 in excess of the amount the Company would otherwise be permitted to borrow based on collateral requirements as set forth in the credit agreement. All borrowings under the credit agreement are due and payable on April 30, 1999. Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the revised Credit Agreement. The credit agreement also prohibits the Company from paying dividends to its shareholders.

     The Company will not be able to repay the bank loans on their April 30, 1999 maturity date, absent the Company obtaining additional financing through the sale of equity or debt securities or additional accommodations by the bank, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all.

     The Company made interest payments totaling $2,821,715, $1,599,857, and $1,809,505 during the years ended December 31, 1998, 1997 and 1996, respectively.


8.  INCOME TAXES
-----------------
     The difference between the income tax provision (benefit), all of which is current, based upon the federal statutory income tax rate and the income tax provision (benefit) recorded in the financial statements is attributable to the following:

                                             Year Ended December 31,
                                  --------------------------------------------
                                      1998             1997           1996
                                  ------------    ------------     ----------
Income tax benefit at federal
  statutory rate (34%)           $(7,348,000)    $(4,890,000)     $(950,000)
Change in deferred tax
  valuation allowance               4,467,200       4,861,000        996,900
Goodwill, amortization and
  losses on disposition of
  assets                            3,081,000
Other                               (200,200)        (29,000)       (46,900)
                                  ------------    ------------     ----------
                                  $         -     $          -     $       -
                                  ============    ============     ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                December 31,
                                      --------------------------------
                                          1998               1997
                                      -------------      -------------
Deferred tax liabilities:
  Tax over book depreciation          $    (21,600)      $   (52,200)
  Amortization of intangibles                     -         (106,000)
  Other                                     (3,600)           (4,000)
                                       ------------       -----------
Total deferred tax liabilities        $    (25,200)      $  (162,200)
                                       ------------       -----------
Deferred tax assets:
  Net operating loss carry-forwards       9,666,000         4,092,700
  Deferred compensation                           -               -
  Sales return allowance                    170,000           675,500
  Inventory valuation allowance             299,500           820,200
  Deferred license income                   204,000           189,000
  Allowance for doubtful accounts           349,700           485,100
  Accrued lease obligations                  14,100           205,200
  Accrued severance                               -           119,000
  Accrued vacation                           68,600            48,200
  Warranty reserves                          61,200            61,200
  Other                                     158,100           164,900
                                       ------------       -----------
Total deferred tax assets                10,991,200         6,861,000
                                       ------------       -----------
Net deferred taxes                     $ 10,966,000       $ 6,698,800
                                       ============       ===========
Valuation allowance                   $(10,966,000)      $(6,698,800)
                                       ============       ===========

     At December 31, 1998, the Company had net operating loss carry-forwards of approximately $28,400,000, which expire in 2012. The Company is actively seeking alternative sources of capital and is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities and the restructuring of its bank facilities to fund working capital. If a change of ownership occurs as a result of a recapitalization transaction involving the sale of any of the Company's securities and/or a restructure of the Company's bank debt, there may be significant limitations on the use by the Company of these net operating loss carry-forwards.

     No income tax payments were made during the years ended December 31, 1998, 1997 and 1996.


9.  COMMITMENTS AND CONTINGENCIES
---------------------------------

Lease Agreements
----------------
     Since 1994, the Company has been leasing its primary operating and office premises under a non-cancelable operating lease, expiring in March 2000. Terms of this lease include 4% annual rental payment increases. The owner of these premises is a current shareholder and the former majority owner of Gargoyles. Rent expense under this lease totaled $240,972, $231,702 and $222,798 for the years ended December 31, 1998, 1997 and 1996, respectively.

     During 1998, the Company leased additional office and warehouse space under a non-cancelable lease expiring in August 2000. Terms of this lease require monthly rental payments of $13,400. In connection with the Company's 1997 acquisition of Sungold, the Company assumed a non-cancelable operating lease expiring November 2001 for office and warehouse space requiring monthly payments of approximately $17,000.

     In 1998, the Company negotiated releases from and vacated certain of its operating leases, thereby decreasing its minimum future lease payments under non-cancelable operating leases. The Company recognized $260,000 of expense in connection with the termination of these leases. These expenses were included in severance and relocation expense in the consolidated statements of operations.

     Minimum future lease payments under non-cancelable operating leases as of December 31, 1998 are as follows:

               Year Ending
               December 31,
               ------------
                  1999                   $  700,812
                  2000                      518,617
                  2001                      377,153
                  2002                       94,566
                  2003                        7,881
                  Thereafter                      0
                                         ----------
                                         $1,699,029
                                         ==========

Endorsement and Licensing Agreements
------------------------------------
     The Company enters into endorsement contracts from time to time with certain athletes and others to promote the Company's products. The Company has also entered into license agreements with the owners of the Hobie and Stussy brands and into an exclusive distribution agreement for Emmanuelle Khanh eyewear. The license agreements include royalty payments of 2% to 10% of net sales, minimum payments based on net sales and annual minimum advertising expenditures.

     In 1998 the Company negotiated terminations of and releases from certain licensing agreements. Effective September 1, 1998, the Company and The Timberland Company agreed to terminate the license agreement under which the Company sold and distributed Timberland Eyewear. As a result of the termination, the Company was released from $3.4 million minimum future payments under the Timberland license agreement. To terminate the license, the Company paid a termination fee of $255,000 to The Timberland Company. On September 8, 1998, the Company and Ellen Tracy, Inc. agreed to terminate the license agreement under which the Company sold and distributed Ellen Tracy Eyewear. As a result of the termination, the Company was released from $8.8 million minimum future payments under the Ellen Tracy license agreement. On January 8, 1999, the Company and Golden Bear Golf, Inc. agreed to terminate the license under which the Company was developing Jack Nicklaus golf sunglasses. As a result of the termination, the Company paid Golden Bear Golf a termination fee and was released from $562,500 minimum future payments under the Golden Bear Golf agreement. On February 2, 1999, the Company, Ken Griffey, Jr. and Douglas B. Hauff, the Company's former president and chief executive officer, entered into an agreement regarding the termination of the license agreement, and any amendments thereto, under which the Company used Mr. Griffey's name to market and sell its Gargoyles Performance Eyewear products. Under the terms of the February 1999 agreement, Mr. Hauff agreed to assume the obligations of the Company to Mr. Griffey under the license agreement, and the parties settled disputes and mutually released claims related to the license agreement. The assumption of the Company's obligations to Griffey and the release of claims from Griffey were valued by the Company, in the aggregate, at $200,000.

     Minimum annual payments under these agreements are as follows:

             Year Ending                Endorsement       License
             December 31,                Contracts       Agreements
             -----------                -----------     ------------
                1999                    $315,763        $   344,639
                2000                     159,700            358,223
                2001                     112,500            372,344
                2002                        -               387,024
                2003 and thereafter                         146,762
                                        --------         ----------
                                        $587,963         $1,608,992
                                        ========         ==========


Litigation
----------
     On November 18, December 4 and December 9, 1998 the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes. The Company has retained counsel in this matter and intends to appeal and to vigorously defend the Department's assessment.

     On May 11, 1998, Morris Rosenbloom & Co., Inc. filed an action against the Company in the Supreme Court of the State of New York for Wayne County, under Index No. 44010. In the lawsuit, plaintiff alleges breach of contract due to the Company's failure to accept a return of sunglasses under the terms of a Repurchase Agreement between Morris Rosenbloom and the Company. Plaintiff claims damages from the Company in excess of $500,000. The Company has retained counsel to represent it in this matter and intends to defend vigorously the plaintiff's claims. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position.

     The Company also is a party to various other claims, complaints and legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of all such pending legal proceedings, in the aggregate, will not have a material adverse effect on its results of operations or financial position.


10.  EMPLOYEE BENEFIT PLAN
--------------------------
     The Company maintains a 401(k) savings plan for all full-time employees age 21 or older with one year of service. The maximum employee contribution is 15% of the participant's compensation. The Company matches 50% of each dollar contributed by a participant, with a maximum matching contribution of 3% of a participant's earnings. The Company's contributions to the plan vest over six years and totaled $103,372, $91,864 and $72,288 for the years ended December 31, 1998, 1997 and 1996, respectively.


11.  SHAREHOLDERS' EQUITY
-------------------------

Restated Articles of Incorporation
----------------------------------
     On August 29, 1996, the Company's Board of Directors approved a stock dividend in the amount of 4.45 shares for every one share of common stock outstanding, thereby giving effect to a 5.45-to-1 stock split payable on August 29, 1996. On August 28, 1996, the Company filed its Restated Articles of Incorporation to increase the number of authorized shares to 40,000,000 shares of common stock and 10,000,000 shares of `blank-check" preferred stock. The Board of Directors of the Company has the authority to fix and determine the designations, preferences, limitations and relative rights attributable to such preferred shares.

Initial Public Offering
-----------------------
     On October 2, 1996, the Company concluded its initial public offering in which 1,954,465 new shares of common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company. A portion of these net proceeds were used to repay $19 million of debt in October, 1996.

Stock Options
-------------
     In March 1995, the Company established the 1995 Stock Incentive Compensation Plan (the "Plan") that provided for the granting of incentive and nonqualified options to purchase up to 286,844 shares of common stock. In September 1996, the Company amended the plan to provide for the granting of options to purchase up to 817,500 shares of common stock. Generally, options granted vest over a four-year period. Certain options require acceleration of vesting if specific operational goals are achieved. Options under this plan have been granted at prices equal to or greater than the estimated fair value on the date of grant and expire after ten years. The plan expires in 2005.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.41%, 5.71% and 6.21%, expected volatility range for the Company's common stock of 2.02%, 29.6% and 38.6%, dividend yield of 0.0% and a weighted average expected option life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and are not likely to be representative of the effects on reported net income for future periods.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             Year Ended December 31,
                                  --------------------------------------------
                                      1998           1997            1996
                                  ------------   -------------   ------------
Reported net loss                $(21,613,486)   $(14,381,801)   $(2,794,008)
Pro forma net loss                (22,156,766)    (14,800,010)   (3,056,547)
Reported loss per share              (2.77)          (1.94)         (0.47)
Pro forma loss per share             (2.83)          (1.99)         (0.51)


     The following table summarizes the activity under the Plan.

                                                            Weighted Average
                              Options      Option Price      Exercise Price
                            Outstanding     per Share          Per Share
                            ------------ ---------------    -----------------
Outstanding
  December 31, 1995           451,379    $3.48 - $ 5.50            $ 3.68
Granted                        44,785    $7.34 - $16.00            $12.59

Outstanding
  December 31, 1996           496,164    $3.48 - $16.00            $ 4.48
Granted                       205,626    $7.13 - $ 9.38            $ 8.56
Cancelled                    (67,274)    $3.48 - $16.00            $10.16
Exercised                    (18,183)    $3.48 - $ 5.50            $ 3.75
                            ---------
Outstanding
  December 31, 1997           616,333    $3.48 - $16.00            $ 5.05
Granted                       236,500    $1.72 - $ 2.53            $ 2.30
Cancelled                    (498,427)   $1.72 - $ 9.13            $ 4.88
                            ---------
Outstanding
  December 31, 1998           354,406    $1.72 - $16.00            $ 3.46
                            =========

     The weighted average fair value of options granted using the Black-Sholes multiple option pricing model is $2.20, $3.60, and $4.89 in 1998, 1997 and 1996, respectively.

     The following table summarizes information about stock options outstanding under the Plan at December 31, 1998.


                          Options Outstanding           Options Exercisable
                  ----------------------------------- ------------------------
                                            Weighted
                               Weighted     Average                  Weighted
                               Average      Exercise                 Average
                              Remaining      Price                   Exercise
Exercise Price     Number    Contractual      Per        Number       Price
 Per Share      Outstanding      Life        Share    Exercisable   Per Share
--------------  ------------  ----------   ---------- ------------  ----------
$1.72 - $ 4.58    273,053        8.31        $2.50      185,054       $2.65
$5.50 - $ 8.00     29,652        7.29        $6.48       21,147       $6.32
$8.63 - $16.00     51,701        8.20        $9.09       42,245       $9.16
                  -------                               -------
$1.72 - $16.00    354,406        8.21        $3.46      248,446       $4.07
                  =======                               =======

     In January 1996, an outside member of the Company's Board of Directors purchased a warrant for $56,000. The warrant provides for the issuance of 38,150 shares of common stock at a price of $4.58 per share. The warrant can be exercised any time prior to December 2005.

Recapitalization
----------------
     In connection with a change in control of the Company, on March 22, 1995, the Company sold 3,270,003 shares to a group of new investors, including certain members of the Company's senior management. Proceeds from the sale were $5,387,498. On the same date, 3,270,000 previously issued and outstanding shares were repurchased by the Company from the former majority shareholder for $10,895,500. The redemption was funded with the proceeds from the stock issuance and bank financing of $6,000,000. Proceeds in excess of redemption requirements provided additional working capital. In connection with this recapitalization, the Company recorded a charge of $573,710 relating primarily to severance, legal and other costs.

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

     Prior to the recapitalization of the Company, the President held an option to purchase up to 10% of the outstanding shares of Gargoyles stock from the former majority shareholder. In connection with the recapitalization, the new shareholders of the Company assumed the option and amended certain provisions of the option agreement. As a result of the amendments, the Company recorded deferred compensation of $400,000, equal to the difference between the estimated fair market value of the stock at the date of the recapitalization and the option price of $0.91 per share. The amount was being amortized over the option vesting period.

     Also in connection with the recapitalization, the new shareholders granted the President an additional nonqualified option to purchase 136,250 shares of common stock owned by the new shareholders at an exercise price of $4.58 per share. In June 1996, in contemplation of the Company's initial public offering, the options were further amended to accelerate the vesting and to extend the expiration date to June 28, 2006. As a result, the remaining balance of $150,000 from the initial $400,000 deferred compensation was expensed and Gargoyles recognized an additional nonrecurring, non-cash stock compensation charge in the second quarter of 1996 of $3.4 million. Total stock compensation expense related to these agreements of $3.5 million is reflected as a component of operating expenses for the year ended December 31, 1996.


12.  ACQUISITION OF HOBIE
-------------------------
     On February 13, 1996, Gargoyles purchased all of the issued and outstanding stock of H.S.I., a California corporation d/b/a Hobie Polarized Sunglasses. Hobie was the manufacturer of Hobie Polarized Sunglasses under an exclusive license agreement for use of the name Hobie on sunglasses.

     The acquisition has been accounted for using the purchase method of accounting from the date of acquisition. Accordingly, the allocation of the purchase price of $3,974,900, of which $3,380,014 was paid in cash, has been based on the fair value of the assets acquired and liabilities assumed. Included in the purchase price are consulting service fees of $300,000 paid to two of Hobie's former shareholders. As consideration for certain non-competition covenants, the Company paid an aggregate of $200,000 in 12 monthly installments and issued an aggregate of 14,540 shares of its common stock to two of Hobie's former shareholders. Costs in excess of the fair market value of assets and liabilities acquired are reflected as intangibles, the most significant component of which is the Hobie license agreement, which was amortized over the remaining 27-year license period of the Hobie brand name.

     Pro forma information, assuming the acquisition had occurred at the beginning of the period presented, is as follows:

                                   Year Ended
                               December 31, 1996
                               -----------------
Sales                             $33,405,000
Gross profit                       19,495,000
Net loss                          (2,951,000)
Net loss per share                     (0.48)


13.  INVESTMENT IN THE KINDLING COMPANY
---------------------------------------
     In May 1996, the Company formed Kindling, a majority-owned subsidiary, to design, develop, manufacture and distribute sunglasses and ophthalmic frames under the Timberland brand name. The Company contributed $1,200,000 for its 70% interest in Kindling. The Company was also required to contribute an additional $300,000 to Kindling's capital if Kindling deems such additional amount necessary and makes a demand prior to January 1, 2000. The Company further agreed that certain key employees of Kindling may be granted up to an aggregate of 10% of Kindling's common stock owned by the Company upon achievement of certain operating objectives. For the year ended December 31, 1996, the Company incurred $299,338 in net operating expenses used to fund start-up activities of Kindling. Included in the Company's operations were Kindling's operating losses of approximately $579,000, $477,000 and $299,000 for the periods ended September 1, 1998, December 31, 1997 and 1996, respectively.

     Effective September 1, 1998, Kindling sold substantially all of its assets to Adventure Optics, LLC, a limited liability company majority owned by REM Optical Company, Inc. and by The Timberland Company and Douglas W. Lauer. The total purchase price for the assets was $1,008,000, payable in cash and the assumption of certain liabilities. The Company received $358,000 of the proceeds from the sale in partial payment of an intercompany loan from Gargoyles to Kindling. As part of the sale transaction, the license agreement with The Timberland Company was terminated. $255,000 of the proceeds from the asset sale were paid to Timberland as a license termination fee. The Company recorded a charge to earnings of $1,618,000 as a result of the sale of Kindling's assets and the termination of the Timberland license agreement.


14.  ACQUISITION OF SUNGOLD
---------------------------
     On April 11, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Sungold Enterprises, LTD., a New York corporation ("Sungold"). Sungold manufactured two principal lines of premium sunglasses, Stussy EyeGear, a young men's fashion brand licensed to Sungold by Stussy, Inc., a leading designer of streetwear apparel and accessories, and Anarchy Eyewear, a cutting-edge brand popular with alternative sports enthusiasts age 15 to 25.

     The acquisition was accounted for using the purchase method of accounting. The total purchase price of $11,700,000 was allocated to the purchased assets based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles and include trademarks, tradenames, non-competition agreements, license and distribution agreements and goodwill, which
were amortized over various periods not exceeding 25 years.   Included in the
agreement are royalty payments due to the seller if certain net sales and gross margin targets are achieved in each of the years ending December 31, 1997, 1998 and 1999. Such royalty payments are to be made on the first day of April in the following calendar year and are reflected as adjustments to the purchase price. The Company paid a royalty payment of $600,000 in 1998 for 1997 operating results and at December 31, 1998 has accrued $700,000 for the royalty payment due for 1998 operating results.

     Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:

                                            Year Ended
                                           December 31,
                                   ----------------------------
                                       1997            1996
                                   ------------    ------------
          Sales                    $45,258,314     $46,498,986
          Gross profit              26,376,028      27,338,423
          Net loss                (13,823,188)     (2,640,425)
          Net loss per share            (1.86)           (.44)


15.  ACQUISITION OF PRIVATE EYES
--------------------------------
     On May 14, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Private Eyes. Private Eyes was the licensee for Ellen Tracy eyewear, which features a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion-forward. Private Eyes was also the North American distributor for Emmanuelle Khanh Paris Eyewear and a designer and distributor of its own line of prescription frames and eyewear accessories.

     The acquisition was accounted for using the purchase method of accounting. The total purchase price of $8,000,000 was allocated to the purchased assets based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles. Included in the agreement are contingent payments due to the seller if certain net sales and gross margin targets are achieved in each of the years ending December 31, 1997, 1998 and 1999. Such contingent payments are to be made within 55 days following the calendar year. Private Eyes did not achieve its goals under the contingent price agreement in 1997 or 1998.

     Pro forma information, assuming the acquisition had occurred at the beginning of the periods presented, is as follows:

                                            Year Ended
                                           December 31,
                                   ----------------------------
                                       1997            1996
                                   ------------    ------------
          Sales                    $43,225,564     $41,599,624
          Gross profit              25,095,094      23,323,068
          Net loss                 (14,275,353)     (2,691,098)
          Net loss per share             (1.92)           (.45)

     The Company's Ellen Tracy Eyewear business was unable to support the minimum royalty and advertising obligations under the Ellen Tracy license agreement. On September 8, 1998, the Company and Ellen Tracy, Inc. mutually agreed to terminate the license. As a result of the license termination, the Company recorded a charge to earnings of $8.9 million consisting of:

        Write-down of identifiable intangibles -
          Ellen Tracy license                                   $ 1,040,000
        Impairment of long-lived assets (goodwill)
          based on the expected undiscounted cash flows
          of the Private Eyes division without the
          Ellen Tracy sales.  Ellen Tracy product
          sales accounted for 84% and 75% of the total
          Private Eyes sales in 1997 and 1998.                    7,164,000
        Write-off of deferred marketing costs and
          estimated sales returns and doubtful accounts
          associated with the termination of the
          Ellen Tracy license                                       704,000
                                                                -----------
                                                                $ 8,908,000
                                                                ===========


16.  RELATED PARTY TRANSACTIONS
-------------------------------
     Prior to 1996, the Company had advanced funds to Conquest Sports, Inc. ("Conquest," formerly Pro-Tec, Inc.), an affiliate with similar shareholders as the Company prior to the initial public offering. In addition, the Company guaranteed certain liabilities of Conquest. Conquest incurred losses in 1995 and Company management concluded that it is likely Conquest will be unable to meet its obligations. Accordingly, in the fourth quarter of 1995, the Company recorded a provision related to Conquest in the amount of $1,597,051. At December 31, 1998, Conquest has approximately $195,000 outstanding on a loan with a bank which is secured by a note receivable from the purchaser of certain assets of Conquest and guaranteed by the Company.

     On February 24, 1996, adidas America, Inc. ("Adidas") filed a complaint against the Company and others related to products sold by Adidas to Axcent Sports, Inc., a related party. Pursuant to an Indemnity Agreement dated September 26, 1996, a shareholder of the Company and its then President agreed, jointly and severally, to indemnify and hold harmless the Company from any losses related to the Adidas litigation. A settlement of the litigation was reached and the indemnitors paid $200,000 in exchange for a full release of the Company and all of its affiliates.

     On July 24, 1997 the Company advanced funds to its then President and Chief Executive Officer, Douglas B. Hauff, as evidenced by a promissory note for $118,000, related to an indemnity obligation resulting from a dispute between the Company and Adidas. The note was secured by 15,000 shares of the Company's stock and matured on July 25, 1998. As part of a severance agreement between the Company and Mr. Hauff, the note was forgiven and the outstanding principal balance as well as accrued interest thereon was written off as of December 31,1997. The 15,000 shares of the common stock of the Company securing the transaction were transferred to the Company.

     On April 9, 1997, the Company advanced funds to its then President and Chief Executive Officer, Douglas B. Hauff, as evidenced by a promissory note in favor of the Company in original principal amount of $531,299 plus interest at the rate of 4.75% per annum, relating to an individual income tax payment resulting from the exercise of a non-qualified stock option. During his employment with the Company, the Company from time to time had advanced funds to Mr. Hauff, as evidenced by a second promissory note dated March 11, 1998, in favor of the Company in original principal amount of $56,307 together with interest thereon at the rate of 5.75% per annum (the April 1997 note and the February 1999 note being referred to herein as the "Hauff Notes"). The Hauff Notes were due on February 15, 1999 and were fully reserved at December 31, 1998. Pursuant to an agreement dated February 2, 1999, Mr. Hauff paid the Hauff Notes by (1) paying the Company cash in the amount of $185,000, (2) waiving certain COBRA payments in the amount of $1,330, (3) assigning to the Company a non-interest bearing promissory note from Trillium Corporation in the amount of $95,000 payable August 14, 2000 (the "Assigned Note"), (4) executing and delivering to the Company of a new promissory note in original amount of $32,500 plus interest at 8% per annum, with a maturity date of August 31, 2001 (the "New Hauff Note"), and (5) assuming certain obligations of the Company to Ken Griffey, Jr. under a License Agreement dated October 30, 1995 between Mr. Griffey and the Company which the Company valued at $200,000. The Company has reserved all but $20,000 of the Assigned Note and New Hauff Note at December 31, 1998.

     In 1997 and during first eight months of 1998, the Company provided shipping and receiving, customer service, accounting, administrative support and operations management to Kindling at no cost to Kindling.

     The Company had $600, $62,227 and $86,368 due from employees at December 31, 1998, 1997 and 1996, respectively.


17.  LOSS ON DISPOSITION OF ASSETS AND OTHER RELATED COSTS
----------------------------------------------------------
     The Company recognized net expense of $11 million in the year ended December 1998, related to the loss on disposition of assets and other related costs including, (1) a non-cash charge of $8.9 million related to the write-down of goodwill, certain intangible assets, deferred marketing costs and other assets related to the termination of the Ellen Tracy License Agreement and related Ellen Tracy Eyewear business, see Note 15, and (2) a charge to earnings of $1.6 million resulting from the sale of the assets of Kindling and the termination of the related Timberland license, see Note 13.

London Office
-------------
     In late 1996 the Company opened a sales and marketing office in London to manage its European sales efforts. The Company's London office was responsible for approximately 2.9 percent and 2.2 percent of the Company's sales in 1997 and in 1998, respectively. A significant portion of the Company's European sales were comprised of Timberland branded products. Costs associated with the Company's European operations totaled $2.4 million and $1.1 million in 1997 and 1998, respectively. The Company closed its London office July 31, 1998. As a result of the London office closing, the Company recorded a charge to earnings of $476,000, consisting principally of the non-cash write-off of start-up costs of $279,000, severance and other closing costs.


18.  SEVERANCE, RELOCATION AND OTHER EXPENSES
---------------------------------------------
     Severance, relocation and other expenses for the year ended December 31, 1998 totaled $1.5 million compared to $3.3 million in 1997. Estimated lease obligations and other costs associated with the relocation of its Kent, Washington and Norwalk, Massachusetts facilities were $260,000 in 1998, compared to $704,000 in 1997. Estimated employee severance payments and benefits were $0 in 1998, compared to $350,000 in 1997; write-offs of leasehold improvements associated with the relocated facilities were also $0 in 1998, compared to $201,000 in 1997. Also included is $263,000 to establish reserves against certain notes receivable and guaranteed loans payable related to a former subsidiary; a gain of $405,000 related to certain notes receivable from the Company's former president and CEO, compared to an expense in 1997 of $611,000 to fully reserve the notes receivable; write-off of obsolete production related costs and assets for discontinued product lines decreased to $289,000 from $720,000 in 1997; write-off of trade credits decreased to $211,000 in 1998 from $729,000 in 1997. Additionally, included in 1998 expenses were estimated restructuring compensation and other related contingencies of $652,000 and other expenses of $227,000 including termination costs associated with endorsement contracts and other miscellaneous expenses.

                              CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1996,  1997 AND 1998

                                             Balance at     Charged to                   Balance at
                                             Beginning      Costs and                      End of
                                             of Period       Expense       Deductions      Period
                                            -----------    -----------    ------------  -----------
DOUBTFUL ACCOUNTS
-----------------
For the year ended December 31, 1996
  Allowance for doubtful accounts            $   10,355     $  269,633   $  (107,388)    $  172,600
                                             ==========     ==========    ===========    ==========
For the year ended December 31, 1997
  Allowance for doubtful accounts            $  172,600     $1,075,560   $  (427,657)    $  820,503
                                             ==========     ==========    ===========    ==========
For the year ended December 31, 1998
  Allowance for doubtful accounts            $  820,503     $2,807,390   $(2,706,977)    $  920,916
                                             ==========     ==========    ===========    ==========
OBSOLETE, SLOW-MOVING AND EXCESS INVENTORY
------------------------------------------
For the year ended December 31, 1996
  Inventory Reserve                          $  100,000     $  736,000   $  (454,850)    $  381,150
                                             ==========     ==========    ===========    ==========
For the year ended December 31, 1997
  Inventory Reserve                          $  381,150     $2,539,341   $  (949,040)    $1,971,451
                                             ==========     ==========    ===========    ==========
For the year ended December 31, 1998
  Inventory Reserve                          $1,971,451     $  405,657   $(1,796,337)    $  580,771
                                             ==========     ==========    ===========    ==========
SALES RETURNS
--------------
For the year ended December 31, 1996
  Sales Return Reserve                       $  210,000     $  568,440   $  (361,717)    $  416,723
                                             ==========     ==========    ===========    ==========
For the year ended December 31, 1997
  Sales Return Reserve                       $  416,723     $3,212,294   $(1,642,157)    $1,986,860
                                             ==========     ==========    ===========    ==========
For the year ended December 31, 1998
  Sales Return Reserve                       $1,986,860     $2,755,520   $(4,242,380)    $  500,000
                                             ==========     ==========    ===========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------
     On February 23, 1999, the client-auditor relationship between the Company and its principal accountants, Ernst & Young LLP, ceased. The resignation of Ernst & Young LLP was effective on February 23, 1999. At a meeting held on February 22, 1999, the Board of Directors of the Company approved the engagement of BDO Seidman, LLP as its independent auditors to replace Ernst & Young LLP who also resigned as auditors of the Company effective February 23, 1999. The Audit Committee of the Board of Directors approved the change on February 22, 1999.

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




     During the registrant's two most recent fiscal years, and the subsequent interim period prior to engaging BDO Seidman, LLP, neither the registrant nor someone on its behalf consulted BDO Seidman, LLP regarding (1) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to registrant nor oral advice provided that BDO Seidman, LLP concluded was an important factor considered by the registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------
     The directors and executive officers of the Company, and their ages as of March 31, 1999, are as follows:

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

     LEO ROSENBERGER, Chief Executive Officer and Chief Financial Officer, joined the Company in February 1998. From January 1996 to January 1998, Mr. Rosenberger was President and Chief Financial Officer of Pacific Linen, Inc. Pacific Linen, Inc. filed a voluntary petition for Chapter 11 bankruptcy in April 1996 and emerged therefrom in December 1997. In May 1995, Mr. Rosenberger was appointed by the court as the Chapter 7 Trustee in Bankruptcy for Waterbed, Inc.. From August 1994 to February 1995 Mr. Rosenberger served as interim Chief Financial Officer of Jay Jacobs, Inc., a company which filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged therefrom in November 1995. Mr. Rosenberger was a general partner in a national accounting and consulting firm and has over twenty years experience as a turnaround crisis manager and financial restructuring and management consultant.

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


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     Information regarding executive compensation is incorporated by reference from the Company's 1999 Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") under the caption "Executive Compensation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1999 Proxy Statement under the caption "Beneficial Ownership of Shares".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     Information regarding certain relationships and related transactions is incorporated by reference from the 1999 Proxy Statement under the caption "Certain Transactions".



PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
----------------------------------------------------------------

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     See Index to Consolidated Financial Statements on Page 27.


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

(C)   EXHIBITS

     The following exhibits are filed as a part of, or incorporated by reference into, this report:

 3.1 (1)       Form of Amended and Restated Articles of Incorporation of the
               registrant currently in effect.
 3.2 (1)       Bylaws of the registrant currently in effect.
10.1 (1)       Stock Purchase Agreement, dated as of March 14, 1995, among
               Gargoyles and certain other parties.
10.2 (1)       Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest Sports, Inc.,
               Antone Manufacturing, Inc. and the Founder.
10.3 (1)       Stock Purchase Agreement, dated as of January 25, 1996, among
               Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff, H.S.I., a
               California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4 (1)       Industrial Real Estate Lease (Single Tenant Facility), dated
               December 16, 1993, between Gargoyles, Inc. and DB&D Partnership.
10.5 (1)       Lease Amendment, dated as of March 17, 1995, between Gargoyles,
               Inc. and DB&D Partnership.
10.6 (1) +     Gargoyles, Inc. Common Stock Purchase Warrant, dated January
               1996, between Gargoyles, Inc. and Wally Walker.
10.7 (1) +     Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.8 (1) +     1995 Stock Incentive Compensation Plan.
10.9 (1)       Amended and Restated Agreement Regarding Claim Rights, dated
               July 3, 1996, by and between the Founder, Gargoyles, Inc. and
               Conquest Sports, Inc.
10.10* (1)     Ratification of Settlement Agreement and General Release, dated
               April 12, 1995.
10.11* (1)     Trademark License Agreement dated as of April 12, 1995.
10.12* (1)     License Agreement, effective January 1, 1989, between Hobie
               Designs, Inc. and H.S.I.
10.13* (1)     License Agreement, dated as of May 31, 1996, among Ixela, Inc.,
               Alexi Lalas and Gargoyles, Inc.
10.14 (2)      Indemnity Agreement, dated September 26, 1996, by Trillium
               Corporation and Douglas B. Hauff in favor of Gargoyles.
10.15 (3)      Agreement, dated January 9, 1997, between Gargoyles and
               International Speedway Corporation.
10.16 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Douglas B. Hauff.
10.17 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Trillium Investors II.
10.18 (4)      First Amended and Restated Credit Agreement, dated April 7,
               1997, between U.S. Bank of Washington, National Association and
               Gargoyles, Inc.
10.19 (5)      Second Amendment to First Amended and Restated Credit Agreement,
               dated July 15, 1997, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.20 (6)      Third Amendment to First Amended and Restated Credit Agreement,
               dated January 15, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.21 (6)      Fourth Amendment to First Amended and Restated Credit Agreement,
               dated January 30, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.22 (6)      Fifth Amendment to First Amended and Restated Credit Agreement,
               dated March 17, 1998, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.23 (6)      Promissory Note, dated April 9, 1997, between Douglas B. Hauff in favor of Gargoyles, Inc.
10.24 (7)      Asset Purchase and Sales Agreement, dated as of April 10, 1997, between Sungold Enterprises, Ltd., Sheldon Goldman, Lionel
               Goldman and Lionel Goldman, Trustee of The Lionel Goldman Family
               Trust u/a, dated September 30, 1994, and Gargoyles Acquisition
               Corporation (n/k/a Sungold Eyewear, Inc.).
10.25 (6) +    Employment Agreement, dated as of April 10, 1997, between
               Gargoyles Acquisition Corporation (n/k/a Sungold Eyewear, Inc.)
               and Sheldon Goldman.
10.26 (6)      Royalty Agreement, dated April 10, 1997, between Gargoyles
               Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and
               Sungold Enterprises, Ltd.
10.27 (6)      Nondisclosure and Noncompetition Agreement dated as of April 10,
               1997, between Gargoyles Acquisition Corporation (n/k/a Sungold
               Eyewear, Inc.) and Lionel Goldman.
10.28* (6)     Amended and Restated License Agreement dated April 10, 1997, between Stussy, Inc. and Sungold Enterprises, Ltd.
10.29 (8)      Asset Purchase and Sale Agreement, dated as of May 5, 1997, between The Private Eyes Sunglass Corporation, Richard W.
               Hammel, Sr., Patricia Lynch, Annette Hammel, Robert Hammel and
               Ronald Hammel and Gargoyles Acquisition Corporation II (n/k/a
               Private Eyes Sunglass Corporation).
10.30 (6)      Contingent Price Agreement, dated as of May 14, 1997, between
               Gargoyles Acquisition Corporation II (n/k/a Private Eyes
               Sunglass Corporation) and The Private Eyes Sunglass Corporation.
10.31* (6)     Exclusive Distributorship Agreement, dated October 25, 1997, between Cebe International S.A. and Private Eyes Sunglass
               Corporation.
10.32 (6)      Settlement Agreement, dated as of May 30, 1997, between
               Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, LaHaye
               Laboratories, Inc. and Neoptx, Inc.
10.33 (6)      License Agreement, dated as of June 30, 1997, between Neoptx,
               Inc. and Gargoyles, Inc.
10.34 (6)      Settlement Agreement and Mutual Release, dated as of July 14,
               1997, between Adidas America, Inc., Gargoyles, Inc., Conquest
               Sports, Inc., Axcent Sports, Inc., Sports Performance Products,
               Inc., Douglas Hauff, and Trillium Corporation.
10.35 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between Steven R. Kingma and Gargoyles, Inc.
10.36 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between G. Travis Worth and Gargoyles, Inc.
10.37 (6) +    Separation and Release Agreement, dated February 2, 1998,
               between David Jobe and Gargoyles, Inc.
10.38 (6) +    Separation and Release Agreement, dated March 11, 1998, between
               Douglas B. Hauff and Gargoyles, Inc.
10.39 (6) +    Mutual General Release and Payment Agreement, dated as of March
               2, 1998, between HXPE, Inc., f/k/a/ The Private Eyes Sunglass
               Corporation, Richard Hammel, Sr., Patricia Lynch, Gargoyles,
               Inc. and Gargoyles Acquisition Corporation II, a/k/a/ Private
               Eyes Sunglass Corporation.
10.40 (6) +    Employment Agreement, dated as of February 1, 1998, between
               Gargoyles, Inc. and Leo Rosenberger.
10.41 (6)      Lease Agreement, dated November 27, 1996, between Leonard
               Delalio and Robert P. Delalio and Sungold Enterprises Limited.
10.42 (6)      $14,000,000 Renewal Revolving Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.43 (6)      $3,650,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.44 (6)      $250,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.45 (6)      Security Agreement, dated January 15, 1998, between Sungold
               Eyewear, Inc. and U.S. Bank National Association.
10.46 (6)      Security Agreement, dated January 15, 1998, between Private Eyes
               Sunglass Corp. and U.S. Bank National Association.
10.47 *(13)    License Agreement dated October 23, 1998, by and between Dale
               Earnhardt and Gargoyles, Inc.
10.48 *(13)    License Agreement dated October 23, 1998, by and between Dale
               Earnhardt, Jr. and Gargoyles, Inc.
10.49 (13)     Agreement dated January 8, 1999 between Golden Bear Golf, Inc.
               and Gargoyles, Inc.
10.50 (13)     Agreement Regarding Hauff Notes dated February 2, 1999 by and between Gargoyles, Inc. and Douglas B. Hauff.
10.51 (13)     Letter Agreement between the Susan G. Komen Breast Cancer
               Foundation and the Private Eyes Sunglass Corporation.
10.52 (11)     Renewal Term Note I dated September 17, 1998,  made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.53 (11)     Renewal Term Note II dated September 17, 1998,  made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.54 (9)      Lease Termination Agreement made as of the 13th day of April
               1998, by and between Ronald Gordon, Trustee of A.E.P. Realty
               Trust, as Landlord, and Private Eyes Sunglass Corporation, as
               Tenant.
10.55 (9)      Seventh Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.56 (10)     Lease Agreement dated June 8, 1998, by and between South Valley
               Associates, as Landlord, and Gargoyles, Inc., as Tenant.
10.57 (10)     Eighth Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.58 (11)     Ninth Amendment to First Amended and Restated Credit Agreement
               dated September 17, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.59 (11)     Tenth Amendment to First Amended and Restated Credit Agreement
               dated November 2, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.60 (13)     Eleventh Amendment to First Amended and Restated Credit
               Agreement dated December 21, 1998, by and between U.S. Bank
               National Association, successor by merger to U.S. Bank of
               Washington National Association, and Gargoyles, Inc.
10.61 (13)     Twelfth Amendment to First Amended and Restated Credit Agreement
               dated March 5, 1999, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.62 (11)     License Agreement dated October 20, 1998, between Gargoyles,
               Inc. and Aearo Company.
10.63 (11)     Termination and Release dated September 8, 1998, by and among
               The Timberland Company, Gargoyles, Inc. and the kindling
               company.
10.64 (12)     Asset Purchase Agreement among Adventure Optics, LLC, the
               kindling company, Douglas Lauer and Gargoyles, Inc. dated
               September 15, 1998.
10.65 (11)     Letter Agreement dated September 8, 1998, between Ellen Tracy,
               Inc. and Gargoyles, Inc., on behalf of itself and its wholly-
               owned subsidiary, Gargoyles Acquisition Corporation II, now known as Private Eyes Sunglass Corporation.
10.66 (11)     Guaranty dated September 8, 1998, made by Gargoyles, Inc. in favor of Ellen Tracy, Inc.

10.67 (14)     Amendment to Employment Agreement dated March 31, 1999, by and between Gargoyles, Inc. and Leo Rosenberger.

21.1 (13)      Subsidiaries of the registrant.
23.1 (14)      Consent of Ernst & Young LLP, Independent Accountants.
23.2 (14)      Consent of BDO Seidman, LLP, Independent Accountants.
27.1 (14)      Financial Data Schedule.

-----------------------

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

(13) Incorporated by reference to the Company's Report on From 10-K for the Fiscal year ended December 31, 1998.
(14)   Filed herewith.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 1999.

                                GARGOYLES, INC.

                              /s/ LEO ROSENBERGER
                        By: ---------------------------
                                Leo Rosenberger
              Chief Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 15th day of April, 1999.



Signature                       Title

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

/s/ TIMOTHY C. POTTS            Director
--------------------------
Timothy C. Potts

/s/ WILLIAM D. RUCKELSHAUS      Director
--------------------------
William D. Ruckelshaus

/s/ PAUL S. SHIPMAN             Director
--------------------------
Paul S. Shipman

/s/ WALTER F. WALKER            Director
--------------------------
Walter F. Walker


Exhibit
  No.          Description
--------       ----------------------------------------------------------------
 3.1 (1)       Form of Amended and Restated Articles of Incorporation of the
               registrant currently in effect.
 3.2 (1)       Bylaws of the registrant currently in effect.
10.1 (1)       Stock Purchase Agreement, dated as of March 14, 1995, among
               Gargoyles and certain other parties.
10.2 (1)       Nondisclosure, Noncompetition and Indemnity Agreement, dated as of March 22, 1995, among Gargoyles, Inc., Conquest Sports, Inc.,
               Antone Manufacturing, Inc. and the Founder.
10.3 (1)       Stock Purchase Agreement, dated as of January 25, 1996, among
               Gargoyles, Inc., H.S.C., Inc., Douglas B. Hauff, H.S.I., a
               California corporation, dba Hobie Sunglasses and the Sellers listed therein.
10.4 (1)       Industrial Real Estate Lease (Single Tenant Facility), dated
               December 16, 1993, between Gargoyles, Inc. and DB&D Partnership.
10.5 (1)       Lease Amendment, dated as of March 17, 1995, between Gargoyles,
               Inc. and DB&D Partnership.
10.6 (1) +     Gargoyles, Inc. Common Stock Purchase Warrant, dated January
               1996, between Gargoyles, Inc. and Wally Walker.
10.7 (1) +     Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.8 (1) +     1995 Stock Incentive Compensation Plan.
10.9 (1)       Amended and Restated Agreement Regarding Claim Rights, dated
               July 3, 1996, by and between the Founder, Gargoyles, Inc. and
               Conquest Sports, Inc.
10.10* (1)     Ratification of Settlement Agreement and General Release, dated
               April 12, 1995.
10.11* (1)     Trademark License Agreement dated as of April 12, 1995.
10.12* (1)     License Agreement, effective January 1, 1989, between Hobie
               Designs, Inc. and H.S.I.
10.13* (1)     License Agreement, dated as of May 31, 1996, among Ixela, Inc.,
               Alexi Lalas and Gargoyles, Inc.
10.14 (2)      Indemnity Agreement, dated September 26, 1996, by Trillium
               Corporation and Douglas B. Hauff in favor of Gargoyles.
10.15 (3)      Agreement, dated January 9, 1997, between Gargoyles and
               International Speedway Corporation.
10.16 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Douglas B. Hauff.
10.17 (3)      Registration Rights Agreement, dated February 20, 1997, between
               Gargoyles and Trillium Investors II.
10.18 (4)      First Amended and Restated Credit Agreement, dated April 7,
               1997, between U.S. Bank of Washington, National Association and
               Gargoyles, Inc.
10.19 (5)      Second Amendment to First Amended and Restated Credit Agreement,
               dated July 15, 1997, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.20 (6)      Third Amendment to First Amended and Restated Credit Agreement,
               dated January 15, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.21 (6)      Fourth Amendment to First Amended and Restated Credit Agreement,
               dated January 30, 1998, between U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.22 (6)      Fifth Amendment to First Amended and Restated Credit Agreement,
               dated March 17, 1998, between U.S. Bank of Washington, National
               Association, and Gargoyles, Inc.
10.23 (6)      Promissory Note, dated April 9, 1997, between Douglas B. Hauff in favor of Gargoyles, Inc.
10.24 (7)      Asset Purchase and Sales Agreement, dated as of April 10, 1997, between Sungold Enterprises, Ltd., Sheldon Goldman, Lionel
               Goldman and Lionel Goldman, Trustee of The Lionel Goldman Family
               Trust u/a, dated September 30, 1994, and Gargoyles Acquisition
               Corporation (n/k/a Sungold Eyewear, Inc.).
10.25 (6) +    Employment Agreement, dated as of April 10, 1997, between
               Gargoyles Acquisition Corporation (n/k/a Sungold Eyewear, Inc.)
               and Sheldon Goldman.
10.26 (6)      Royalty Agreement, dated April 10, 1997, between Gargoyles
               Acquisition Corporation (n/k/a Sungold Eyewear, Inc.) and
               Sungold Enterprises, Ltd.
10.27 (6)      Nondisclosure and Noncompetition Agreement dated as of April 10,
               1997, between Gargoyles Acquisition Corporation (n/k/a Sungold
               Eyewear, Inc.) and Lionel Goldman.
10.28* (6)     Amended and Restated License Agreement dated April 10, 1997, between Stussy, Inc. and Sungold Enterprises, Ltd.
10.29 (8)      Asset Purchase and Sale Agreement, dated as of May 5, 1997, between The Private Eyes Sunglass Corporation, Richard W.
               Hammel, Sr., Patricia Lynch, Annette Hammel, Robert Hammel and
               Ronald Hammel and Gargoyles Acquisition Corporation II (n/k/a
               Private Eyes Sunglass Corporation).
10.30 (6)      Contingent Price Agreement, dated as of May 14, 1997, between
               Gargoyles Acquisition Corporation II (n/k/a Private Eyes
               Sunglass Corporation) and The Private Eyes Sunglass Corporation.
10.31* (6)     Exclusive Distributorship Agreement, dated October 25, 1997, between Cebe International S.A. and Private Eyes Sunglass
               Corporation.
10.32 (6)      Settlement Agreement, dated as of May 30, 1997, between
               Gargoyles, Inc. and Peter G. and Sandra L. LaHaye, LaHaye
               Laboratories, Inc. and Neoptx, Inc.
10.33 (6)      License Agreement, dated as of June 30, 1997, between Neoptx,
               Inc. and Gargoyles, Inc.
10.34 (6)      Settlement Agreement and Mutual Release, dated as of July 14,
               1997, between Adidas America, Inc., Gargoyles, Inc., Conquest
               Sports, Inc., Axcent Sports, Inc., Sports Performance Products,
               Inc., Douglas Hauff, and Trillium Corporation.
10.35 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between Steven R. Kingma and Gargoyles, Inc.
10.36 (6) +    Separation and Release Agreement, dated January 30, 1998,
               between G. Travis Worth and Gargoyles, Inc.
10.37 (6) +    Separation and Release Agreement, dated February 2, 1998,
               between David Jobe and Gargoyles, Inc.
10.38 (6) +    Separation and Release Agreement, dated March 11, 1998, between
               Douglas B. Hauff and Gargoyles, Inc.
10.39 (6) +    Mutual General Release and Payment Agreement, dated as of March
               2, 1998, between HXPE, Inc., f/k/a/ The Private Eyes Sunglass
               Corporation, Richard Hammel, Sr., Patricia Lynch, Gargoyles,
               Inc. and Gargoyles Acquisition Corporation II, a/k/a/ Private
               Eyes Sunglass Corporation.
10.40 (6) +    Employment Agreement, dated as of February 1, 1998, between
               Gargoyles, Inc. and Leo Rosenberger.
10.41 (6)      Lease Agreement, dated November 27, 1996, between Leonard
               Delalio and Robert P. Delalio and Sungold Enterprises Limited.
10.42 (6)      $14,000,000 Renewal Revolving Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.43 (6)      $3,650,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.44 (6)      $250,000 Renewal Equipment Note, dated January 15, 1998, by
               Gargoyles, Inc. in favor of U.S. Bank National Association.
10.45 (6)      Security Agreement, dated January 15, 1998, between Sungold
               Eyewear, Inc. and U.S. Bank National Association.
10.46 (6)      Security Agreement, dated January 15, 1998, between Private Eyes
               Sunglass Corp. and U.S. Bank National Association.
10.47 *(13)    License Agreement dated October 23, 1998, by and between Dale
               Earnhardt and Gargoyles, Inc.
10.48 *(13)    License Agreement dated October 23, 1998, by and between Dale
               Earnhardt, Jr. and Gargoyles, Inc.
10.49 (13)     Agreement dated January 8, 1999 between Golden Bear Golf, Inc.
               and Gargoyles, Inc.
10.50 (13)     Agreement Regarding Hauff Notes dated February 2, 1999 by and between Gargoyles, Inc. and Douglas B. Hauff.
10.51 (13)     Letter Agreement between the Susan G. Komen Breast Cancer
               Foundation and the Private Eyes Sunglass Corporation.
10.52 (11)     Renewal Term Note I dated September 17, 1998,  made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.53 (11)     Renewal Term Note II dated September 17, 1998,  made by
               Gargoyles, Inc. in favor of the U.S. Bank National Association.
10.54 (9)      Lease Termination Agreement made as of the 13th day of April
               1998, by and between Ronald Gordon, Trustee of A.E.P. Realty
               Trust, as Landlord, and Private Eyes Sunglass Corporation, as
               Tenant.
10.55 (9)      Seventh Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.56 (10)     Lease Agreement dated June 8, 1998, by and between South Valley
               Associates, as Landlord, and Gargoyles, Inc., as Tenant.
10.57 (10)     Eighth Amendment to First Amended and Restated Credit Agreement
               dated April 30, 1998 by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington,
               National Association, and Gargoyles, Inc.
10.58 (11)     Ninth Amendment to First Amended and Restated Credit Agreement
               dated September 17, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.59 (11)     Tenth Amendment to First Amended and Restated Credit Agreement
               dated November 2, 1998, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.60 (13)     Eleventh Amendment to First Amended and Restated Credit
               Agreement dated December 21, 1998, by and between U.S. Bank
               National Association, successor by merger to U.S. Bank of
               Washington National Association, and Gargoyles, Inc.
10.61 (13)     Twelfth Amendment to First Amended and Restated Credit Agreement
               dated March 5, 1999, by and between U.S. Bank National
               Association, successor by merger to U.S. Bank of Washington
               National Association, and Gargoyles, Inc.
10.62 (11)     License Agreement dated October 20, 1998, between Gargoyles,
               Inc. and Aearo Company.
10.63 (11)     Termination and Release dated September 8, 1998, by and among
               The Timberland Company, Gargoyles, Inc. and the kindling
               company.
10.64 (12)     Asset Purchase Agreement among Adventure Optics, LLC, the
               kindling company, Douglas Lauer and Gargoyles, Inc. dated
               September 15, 1998.
10.65 (11)     Letter Agreement dated September 8, 1998, between Ellen Tracy,
               Inc. and Gargoyles, Inc., on behalf of itself and its wholly-
               owned subsidiary, Gargoyles Acquisition Corporation II, now known as Private Eyes Sunglass Corporation.
10.66 (11)     Guaranty dated September 8, 1998, made by Gargoyles, Inc. in favor of Ellen Tracy, Inc.

10.67 (14)     Amendment to Employment Agreement dated March 31, 1999, by and between Gargoyles, Inc. and Leo Rosenberger.

21.1 (13)      Subsidiaries of the registrant.
23.1 (14)      Consent of Ernst & Young LLP, Independent Accountants.
23.2 (14)      Consent of BDO Seidman, LLP, Independent Accountants.
27.1 (14)      Financial Data Schedule.

-----------------------

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

(13) Incorporated by reference to the Company's Report on From 10-K for the Fiscal year ended December 31, 1998.
(14)   Filed herewith.

