Form 10-K/A
period 1998-12-31
GARGOYLES INC
filed 1999-04-30
CIK 1016278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

                                AMENDMENT NO. 2

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [  ]


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

                                     INDEX

                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Business.......................................................   1

Item 2. Properties......................................................   14

Item 3. Legal Proceedings...............................................   14

Item 4. Submission of Matters to a Vote of Security Holders.............   15


                                    PART II

Item 5. Market for Registrant's Common Stock and Related
        Shareholder Matters.............................................   15

Item 6. Selected Financial Data.........................................   16

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................   18

Item 8. Financial Statements and Supplementary Data.....................   27

Item 9. Changes and Disagreements with Accountants on Accounting
        and Financial Disclosures.......................................   52


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............  52

Item 11. Executive Compensation..........................................  54


Item 12. Security Ownership of Certain Beneficial Owners and Management..  58

Item 13. Certain Relationships and Related Transactions..................  59


                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.........   60

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


INDUSTRY OVERVIEW
------------------
     According to the Sunglass Association of America, total retail sunglass sales in the US Plano Primary sunglass market grew approximately 8.0% annually from $1.4 billion in 1989 to $2.6 billion in 1997. The industry is divided into two principal segments: the under $30 market and the over $30 premium market. The premium sunglass market, in which the Company competes, showed an increase of approximately 8.6% annually from $824 million in 1989 to $1.6 billion in 1997. The Company believes that the key factors driving this growth in the premium sunglass market include increased consumer awareness of the need for quality eye protection in response to heightened health concerns, increased demand for technologically advanced, yet stylish products, growing brand awareness among eyewear consumers, continuous product replacement, and the growth of Sunglass Hut International, which accounts for approximately 36% of industry sales.

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

          1996                                       High           Low
          ----------------------------             -------        -------
          Third quarter (from
            September 27, 1996)                    $23.50         $19.75
          Fourth quarter                           $21.25         $ 8.00

          1997                                       High           Low
          ----------------------------             -------        ------
          First quarter                            $10.00         $ 6.75
          Second quarter                           $ 9.38         $ 7.19
          Third quarter                            $ 8.00         $ 5.88
          Fourth quarter                           $ 6.13         $ 3.13

          1998                                       High           Low
          ----------------------------              ------         ------
          First quarter                            $ 4.50         $ 2.63
          Second quarter                           $ 3.50         $ 1.00
          Third quarter                            $ 1.63         $ 0.13
          Fourth quarter                           $ 0.63         $ 0.15

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

                                                              FISCAL YEAR ENDED
                                      ------------------------------------------------------------------
                                                         December 31                        November 30
                                     ---------------------------------------------------    ------------
                                         1998        1997 (1)      1996 (1)        1995         1994
                                      ----------    ---------     ---------      --------   ------------
                                                    (in thousands, except per share data)
Net sales
 Gargoyles                            $   9,019      $ 12,975       $26,994      $17,896       $11,083
 Hobie                                    5,768         9,562         6,100            -             -
 Kindling                                 1,346         2,964             -            -             -
 Sungold                                 16,927        10,992             -            -             -
 Private Eyes                             3,546         4,504             -            -             -
                                      ---------      --------       -------      -------       -------
Total Net Sales                          36,606        40,997        33,094       17,896        11,083
Cost of sales                            16,225        18,797        14,231        7,017         4,265
                                      ---------      --------       -------      -------       -------
Gross profit                             20,381        22,200        18,863       10,879         6,818
                                      ---------      --------       -------      -------       -------
License income                              966           526           480          480             -

Sales and marketing, general and
 Administrative, shipping and ware-
 housing, product development, and
 stock compensation expenses             24,488        30,572        19,983       10,482         6,315
Provision for doubtful accounts           2,630         1,330           166           67            18
Interest expense                          3,337         1,974         1,988        1,043           176
Loss on disposition of assets
 and related                             11,008             -             -            -             -
Other                                     1,497         3,232             -        2,064            10
                                      ---------      --------       -------      -------       -------
  Total expenses                         42,960        37,108        22,137       13,656         6,519
                                      ---------      --------       -------      -------       -------
Net income (loss)                     $ (21,613)    $ (14,382)      $(2,794)     $(2,297)      $   299
                                      =========      ========       =======      =======       =======
Pro forma net income (loss)                                                      $(2,343)      $   179
                                                                                 =======       =======
Basic and diluted net loss
 per share (2)                        $   (2.77)    $   (1.94)      $ (0.47)
                                      =========     =========       =======
Pro forma basic and diluted
 net income (loss) per share (2)                                                 $ (0.43)      $  0.03
                                                                                 =======       =======
Weighted average shares used
 in computing basic and diluted
 net income (loss) per share
 and pro forma basic and diluted
 net income (loss) per share (2)          7,813         7,428         5,946        5,450         5,450
                                      =========      ========       =======      =======       =======
BALANCE SHEET DATA (END OF PERIOD):
 Working capital (deficit)            $ (28,545)      $11,392       $15,600     $ (2,692)      $  (146)
 Total assets                            28,008        50,614        27,678       11,476         6,673
 Current liabilities, less
  current maturities of long
  term debt                              13,053        14,876         5,728       10,563         5,408
 Long-term debt, including
  current maturities                     28,526        29,160             -        7,367           489
 Shareholder's equity (deficit)         (14,172)        6,577        20,903       (7,204)          776
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

                                 A S S E T S
                                 -----------
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
                                                ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             Year Ended December 31,
                                  --------------------------------------------
                                      1998           1997             1996
                                 -------------   -------------   ------------
Reported net loss                $(21,613,486)   $(14,381,801)   $(2,794,008)
Pro forma net loss                (22,156,766)    (14,800,010)   (3,056,547)
Reported loss per share              (2.77)          (1.94)         (0.47)
Pro forma loss per share             (2.83)          (1.99)         (0.51)


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

PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
     The directors and executive officers of the Company, and their ages as of March 31, 1999, are as follows:

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



COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------
     Section 16(a) of the 34 Act requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors, and greater-than-10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% shareholders were complied with except for the initial Form 3 filings for Robert G. Wolfe, Leo Rosenberger, and Cynthia Pope with respect to their initial designation by the Company as "executive officers" which were filed late.



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------




COMPENSATION SUMMARY
--------------------
     The following table sets forth during the fiscal years ended December 31, 1998, 1997, and 1996 the compensation for services rendered for the Company's former Chief Executive Officer and the Company's three other most highly compensated executive officers based on salary and bonus for the last completed fiscal year (the "named executive officers").

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                                                                       Long Term
                                                                      Compensation
                                                                         Awards
                                         Annual Compensation           Securities
    Name and                          -------------------------        Underlying       All Other
Principal Position           Year       Salary($)     Bonus ($)       Options (#)    Compensation(s)
------------------           ----      -----------    ---------       -----------    ----------------
Leo Rosenberger (1)           1998        196,875                         1,823
  CEO and CFO                 1997

Cynthia L. Pope (2)           1998        105,000                         1,474
  V.P., General Counsel       1997
  and Secretary

Douglas B. Hauff (3)          1998      84,662.72           -0-             -0-           5,398
  Former President and        1997        225,000           -0-             -0-          11,786
  CEO                         1996        225,450       350,000             -0-          12,664

Sheldon Goldman (4)           1998        209,615           -0-           9,498
  President, Sungold          1997        125,769        20,000           7,489
  Eyewear, Inc.
------------------------

(1) Represents (i) $656 for life insurance and disability premiums in 1998 and (ii) $1,167 for health insurance premiums in 1998. Mr. Rosenberger's employment with the Company commenced February 1, 1998.

(2)  Represents (i) $378 for life insurance and disability premiums in 1998 and
     (ii) $1,095 for health insurance premiums in 1998. Ms. Pope's employment with the Company commenced February 1, 1998.

(3)  Represents (i) $1,570, $4,626, and $4,710 in matching 401(k)
     contributions by the Company in 1998, 1997 and 1996, respectively, (ii) $786, $2,390 and $3,816 for life insurance and disability premiums in 1998, 1997 and 1996, respectively, and (iii) $3,041, $4,770 and $4,138 for dependent health insurance premiums in 1998, 1997 and 1996, respectively. Mr. Hauff resigned effective April 2, 1998.

(4) Represents (i) $2,115 in matching 401(k) contributions by the Company in 1998 and (ii) $$7,382 and $7,489 for dependent health insurance premiums in 1998 and 1997, respectively. Mr. Goldman's employment with Sungold Eyewear, Inc. commenced April 10, 1997.


OPTION GRANTS IN 1998
---------------------
     The following table sets forth information concerning the grant of stock options during 1998 to the named executive officers.

                                   OPTION GRANTS IN LAST FISCAL YEAR
                                   ---------------------------------
                                    INDIVIDUAL GRANTS                         Potential Realizable
                  ------------------------------------------------------        Value at Assumed
                    Number of      Percent of                                Annual Rates of Stock
                    Securities   Total Options                               Price Appreciation for
                    Underlying     Granted to                                    Option Term(2)
                     Options      Employees in     Exercise   Expiration     ----------------------
Name                 Granted      Fiscal Year     Price (1)      Date            5%           0%
----------------   ------------  --------------   ---------   ---------      ---------    ---------
Leo Rosenberger      150,000           74           $2.63       2/1/08        $185,625     $471,375
----------------

(1) All options were granted with an exercise price equal to the fair market value on the grant date based on the closing price of the Common Stock as quoted on the Nasdaq National Market.
(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by applicable regulations of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Common Stock price, and assumes all options are exercised at the end of their respective 10 year terms. Actual gains, if any, on the stock option exercises depend on the future performance of the Common Stock and overall stock market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not be achieved.


1998 YEAR-END OPTION VALUES
---------------------------
     No stock options were exercised by the named executive officers during the fiscal year ended December 31, 1998. The following table sets forth information concerning unexercised stock options held by each of the persons then named executive officers as of December 31, 1998.

                          1998 YEAR-END OPTION VALUES
                          ---------------------------
                         Number of Securities         Value of Unexercised
                        Underlying Unexercised      In-the-Money Options at
                      Options at Fiscal Year End        Fiscal Year End
                     ---------------------------  ----------------------------
Name                 Exercisable  Unexercisable   Exercisable   Unexercisable
---------------      -----------  -------------   -----------   -------------
Douglas Hauff            -0-           -0-            -0-            -0-
Sheldon Goldman         20,000         -0-            -0-            -0-
Cynthia L. Pope         27,931         4,769          -0-            -0-
Leo Rosenberger        112,500        37,500          -0-            -0-


COMPENSATION OF DIRECTORS
-------------------------
     The Directors waived all cash compensation in 1998.

     Directors who do not beneficially own five percent or more of the Company's outstanding voting securities and who are not an officer, director or employee of the Company or of any entity that beneficially owns five percent or more of the Company's outstanding voting securities ("Non-employee Directors") receive nonqualified stock option grants under the Company's 1995 Stock Incentive Compensation Plan (the "Stock Plan"). In 1998 each Non-employee Director was granted a nonqualified option to purchase 10,000 shares of the Company's common stock, and in each of 1996 and 1997, each Non-employee Director was granted a nonqualified option to purchase 2,180 shares of the Company's common stock. The exercise price for each option grant is equal to the fair market value on the grant date based on the closing sale price of the Common Stock as quoted on the Nasdaq National Market. The options vest at a rate of 1/12 per month so long as the director continues to serve on the Company's Board of Directors. For information concerning a warrant to purchase shares of Common Stock granted to Walter F. Walker, see "Certain Transactions."


EMPLOYMENT AGREEMENTS AND CHANGE-IN CONTROL AGREEMENTS
------------------------------------------------------

     Employment Agreements.
     ----------------------
     In February 1998, the Company entered into a one-year employment agreement with Leo Rosenberger, Chief Executive Officer and Chief Financial Officer of the Company. The agreement was amended in March 1999 to extend Mr. Rosenberger's employment for an additional year. Pursuant to the terms of the amended agreement, the Company agreed to pay Mr. Rosenberger an annual base salary of $225,000 and a bonus of $150,000 upon a change in control of the Company. A change in control, as defined by the amended employment agreement, includes a sale or other transfer of substantially all the assets of the Company or the sale or other transfer of a majority of the equity or voting control of the Company. If a change in control does not occur, then Mr. Rosenberger is entitled to receive a cash bonus of $150,000 payable in two $75,000 installments on June 1, 1999 and on January 1, 2000. The Company also has the right to terminate the amended agreement at any time during the term of the amended agreement by paying Mr. Rosenberger a $150,000 termination fee. No termination fee is payable if Mr. Rosenberger has received a $150,000 cash bonus for other reasons under the amended employment agreement.

     Stock Plan.
     -----------
     Upon certain mergers, consolidations, acquisitions of property or stock, separations, reorganizations or liquidation of the Company, outstanding options, SARs and restricted stock under the Stock Plan will become fully exercisable, subject to certain exceptions. In addition, the Compensation Committee of the Board of Directors may take such further action as it deems necessary or advisable, and fair to participants, with respect to outstanding awards under the Stock Plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.
------------------------------------------------------------
     The Company's executive compensation is administered by the Compensation Committee, which is comprised of Mr. Shipman and Mr. Ruckelshaus. Both are independent, non-employee directors, as the term "non-employee director" is defined in Rule 16(b)-3(i) of the Securities Exchange Act of 1934 (the "34 Act").


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.
--------------------------------------------------------
     The Compensation Committee's policies and plans are intended to (i) attract and retain high-caliber personnel on a long-term basis; (ii) encourage the creation of shareholder value; (iii) link compensation to business performance and shareholder returns over time and (iv) maintain an appropriate balance between base salary and short- and long-term incentive opportunities. Guided by these principals, executive compensation is comprised of three components: base salary, annual incentive cash bonus compensation and long-term incentive compensation in the form of stock options. In general, the Company limits increases in base salaries and favors bonuses based on Company performance.

     Executive base salaries and option grants are negotiated at the time of hire. Options granted at the date of hire vest over time in accordance with the terms of the option grant. Cash bonus compensation is reviewed and established annually and is based on quantitative indicators of Company performance or specific performance to be achieved. Executive compensation established for 1998 and 1999 reflect the Company's short-term restructuring and recapitalization goals.

     The Company has established no extraordinary fringe benefit programs for its executive officers. Instead, the Company's executive officers participate in the Company's broad-based employee benefit programs under the same terms and conditions as all Company employees.

     Compensation payments in excess of $1 million to highly compensated executive officers are subject to a limitation on deductibility for the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Certain performance-based compensation is not subject to the limitation on deductibility. The Compensation Committee does not expect cash compensation in 1999 to any of the Company's named executive officers to be in excess of $1 million. The Company's Stock Plan is designed to qualify for the performance-based exception to the $1 million limitation on deductibility of compensation payments.

     Chief Executive Officer Compensation.
     -------------------------------------
     The 1998 compensation for the Company's Chief Executive Officer, Leo Rosenberger, was based on the same policies and criteria as the compensation for other executive officers and reflected the Company's short-term restructuring goals. Mr. Rosenberger's base salary of $225,000 per year was established by his employment agreement with the Company. The agreement also provided for a cash bonus of $150,000 payable on January 31, 1999, if Mr. Rosenberger was employed by the Company on that date . Mr. Rosenberger was also granted options to purchase 150,000 shares of the Company's common stock at an exercise price of $2.63 per share. The options vested quarterly and will be fully vested at May 1, 1999.

                                   The Compensation Committee

                                   Paul Shipman
                                   William D. Ruckelshaus


STOCK PRICE PERFORMANCE
-----------------------
     The graph set forth below compares cumulative total return on the Common Stock with the cumulative total return of the Nasdaq Composite US and a selected peer group resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, for the period beginning on the closing of the Company's initial public offering on October 2, 1996 and ending on December 31, 1998. Stock price performance shown in the Performance Graph for the Common Stock is historical and not necessarily indicative of future price performance.

                        TOTAL RETURN TO STOCKHOLDERS
                    -----------------------------------
                    (Assumes $100 investment on 10/2/96)
TOTAL RETURN ANALYSIS
---------------------
  Measurement Period
(Fiscal Year Covered)   Gargoyles, Inc.      Peer Group     Nasdaq Composite
--------------------    ---------------      ----------    -----------------
10/2/96                    $100.00            $100.00           $100.00
12/31/96                   $ 43.00            $ 52.00           $104.00
12/31/97                   $ 19.75            $ 41.57           $127.03
12/31/98                   $  1.23            $ 43.07           $178.07

SOURCE: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from Bloomberg Financial Markets.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------




INFORMATION REGARDING BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND MANAGEMENT
-------------------------------------------------------------------------------
     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 15, 1999, for (i) each person known by the Company to own beneficially 5% or more of the Company's common stock, (ii) each Director of the Company, (iii) each executive officer of the Company for whom compensation information is given in the Summary Compensation Table in this Report, and (iv) all Directors and executive officers as a group.

                                       Outstanding Shares
Name and Address of                      of Common Stock          Percent
Beneficial Owner                       Beneficially Owned         of Class
---------------------------------      ------------------         --------
Dennis L. Burns                              577,678                 7.4%
  c/o Supreme Corq.
  19039 62nd Avenue S.
  Kent, WA 98032

The Capital Group Companies, Inc. (1)        502,600                 6.4%
  333 S. Hope Street
  Los Angeles, CA  90071

Sheldon Goldman                               20,000                    *
  c/o Sungold Eyewear, Inc.
  2095 New Highway
  Farmingdale, NY  1173

Douglas B. Hauff (3)                               0
  The Highlands
  Seattle, WA  98177

Cynthia L. Pope (2)                           31,337                    *
  C/o Gargoyles, Inc.
  5866 S. 194th Street
  Kent, WA  98032

Timothy C. Potts                              97,560                 1.2%
  C/o Trillium Corporation
  4350 Cordata Parkway
  Bellingham, WA 98226

Leo Rosenberger (2)                          150,000                 1.9%
  C/o Gargoyles, Inc.
  5866 S. 194th Street
  Kent, WA  98032

William Ruckelshaus (4)                       16,360                    *
  C/o Madrona Investment Group
  1000 Second Avenue, Suite 3700
  Seattle, WA  98104

Paul S. Shipman (2)                           14,360                    *
  C/o Red Hook Brewery, Inc.
  3400 Phinney Avenue North
  Seattle, WA  98103

Trillium Corporation (5)                   2,505,313                32.0%
  4350 Cordata Parkway
  Bellingham, WA  98226

U.S. Bankcorp                                400,000                 5.1%
  C/o601 Second Avenue South
  MPSP1803
  Minneapolis, MN  55402-4302

Walter F. Walker (6)                          80,690                  1.0
  C/o Seattle SuperSonics
  490 5th Avenue West
  Seattle, WA  98109

Robert G. Wolfe                                                         0
  C/o Trillium Corporation
  4350 Cordata Parkway
  Bellingham, WA  98226

All current Directors and
executive officers as
a group (7 persons)                          410,360                 5.3%
-----------------------------
  * Represents less than 1%

(1) Information is as of December 31, 1998 as indicated in the shareholder's
     Schedule 13G filed with the Securities and Exchange Commission on February 8, 1999.

(2)  Consists of shares subject to an option exercisable within 60 days.

(3) Information is as of August 14, 1998 as indicated in the shareholder's
     Schedule 13G filed with the Securities and Exchange Commission on August 14, 1998.

(4)  Includes 14,360 shares subject to an option exercisable within 60 days.

(5)  Information is as of July 6, 1998 as indicated in the shareholder's
     Schedule 13G filed with the Securities and Exchange Commission on July 16, 1998.

(6) Includes of 38,150 shares subject to a warrant and 16,540 shares subject to an option exercisable within 60 days.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------




     The Company is a party to a lease with DB&D Partnership which is majority owned by Dennis L. Burns, the Company's founder and a shareholder holding 7.7% of the issued and outstanding shares of Common Stock, under which the Company leases its primary facility in Kent, Washington. The lease provides for monthly lease payments by the Company of $21,087 to the expiration of the lease term. The lease expires on March 31, 2000. The Company paid DB&D Partnership lease payments of $240,972 in 1998.

     In January 1996, in exchange for a cash payment of $56,000, the Company issued to Walter F. Walker, a director of the Company, a warrant to purchase 38,150 shares of the Company's Common Stock at an exercise price of $4.45 per share. The warrant is also convertible by Mr. Walker in certain circumstances into shares of Common Stock. The warrant was immediately exercisable in full and expires in December 2005.

     On April 9, 1997, the Company advanced funds to its then President and Chief Executive Officer, Douglas B. Hauff, as evidenced by a promissory note in favor of the Company in original principal amount of $531,299 plus interest at the rate of 4.75% per annum, relating to an individual income tax payment resulting from the exercise of a non-qualified stock option. During his employment with the Company, the Company from time to time had advanced funds to Mr. Hauff, as evidenced by a second promissory note dated March 11, 1998, in favor of the Company in original principal amount of $56,307 together with interest thereon at the rate of 5.75% per annum (the April 1997 note and the February 1999 note being referred to herein as the "Hauff Notes"). The Hauff Notes were due on February 15, 1999 and were fully reserved at December 31, 1998. Pursuant to an agreement dated February 2, 1999, Mr. Hauff paid the Hauff Notes by (1) paying the Company cash in the amount of $185,000, (2) waiving certain COBRA payments in the amount of $1,330, (3) assigning to the Company a non-interest bearing promissory note from Trillium Corporation in the amount of $95,000 payable August 14, 2000 (the "Assigned Note"), (4) executing and delivering to the Company a new promissory in original amount of $32,500 plus interest at 8% per annum, with a maturity date of August 31, 2001 (the "New Hauff Note"), and (5) assuming certain obligations of the Company to Ken Griffey, Jr. under a License Agreement dated October 30, 1995 between Mr. Griffey and the Company which the Company valued at $200,000. The Company has reserved all but $20,000 of the Assigned Note and New Hauff Note at December 31, 1998.

     The Company is a party to a credit agreement with its primary lender U.S. Bank, National Association (the "Bank") which consists of (i) a revolving loan commitment of up to $14 million, secured by the assets of the Company, (ii) a term loan of $16.47 million, also secured by the assets of the Company and
(iii) an equipment loan of $3.9 million, secured by the equipment of the Company. As part of a restructure of the credit facility in January 1997, the Company issued 400,000 shares of Common Stock to the Bank's affiliate, U.S. Bancorp. All borrowings under the credit agreement are due and payable on April 30, 1999.

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

(13) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 30, 1999.
(14)   Incorporated by reference to the Company's Report on Form 10-K/A,
       Amendment No. 1, for the fiscal year ended December 31, 1998, filed
       April 15, 1999.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

                                GARGOYLES, INC.

                              /s/ LEO ROSENBERGER
                        By: ---------------------------
                                Leo Rosenberger
              Chief Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 30th day of April, 1999.



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

/s/ TIMOTHY C. POTTS            Director
--------------------------
Timothy C. Potts

/s/ WILLIAM D. RUCKELSHAUS      Director
--------------------------
William D. Ruckelshaus

/s/ PAUL S. SHIPMAN             Director
--------------------------
Paul S. Shipman

/s/ WALTER F. WALKER            Director
--------------------------
Walter F. Walker


 Exhibit
   No.         Description
----------     ------------------------------------------------------------
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

(13) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 30, 1999.
(14)   Incorporated by reference to the Company's Report on Form 10-K/A,
       Amendment No. 1, for the fiscal year ended December 31, 1998, filed
       April 15, 1999.


