Form 10-Q
period 1999-03-31
GARGOYLES INC
filed 1999-05-14
CIK 1016278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

As of March 31, 1999, there were 7,822,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant.

                                GARGOYLES, INC.
                              INDEX TO FORM 10-Q


                                                                     PAGE(S)
                                                                     -------
                          PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)
            Consolidated Balance Sheets ..............................   1

            Consolidated Statements of Operations ....................   2

            Consolidated Statements of Cash Flows ....................   3

            Notes to Consolidated Financial Statements ...............   4

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................   5

Item 3:   Quantitative and Qualitative Disclosure about Market Risk ..   *

                             PART II - OTHER INFORMATION

Item 1:   Legal Proceedings ..........................................   8

Item 2:   Changes in Securities and Use of Proceeds ..................   *

Item 3:   Defaults upon Senior Securities ............................   *

Item 4:   Submission of Matters to a Vote of Security Holders ........   *

Item 5:   Other Information ..........................................   *

Item 6:   Exhibits and Reports on Form 8-K ...........................   8

* Omitted as not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   GARGOYLES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                 MARCH 31,         DECEMBER 31,
                                                   1999                1998
                                               ------------        ------------
                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                    $    309,216        $    194,314
  Trade receivables, net                          6,296,582           2,251,226
  Inventories, net                                7,672,312           8,558,276
  Other current assets and
     prepaid expenses                             1,645,726           2,031,261
                                               -------------       -------------
Total current assets                             15,923,836          13,035,077
Property and equipment, net                       1,347,289           1,510,333
Intangibles, net                                 12,864,719          13,004,935
Other assets                                        278,001             457,599
                                               -------------       -------------
Total assets                                   $ 30,413,846        $ 28,007,943
                                               ============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  6,273,373        $  5,923,196
  Accrued expenses and other
     current liabilities                          5,924,413           7,130,212
  Current portion of long-term debt              31,615,289          28,526,379
                                               -------------        ------------
Total current liabilities                        43,813,075          41,579,787

Long-term debt, net of current portion                -                    -

Commitments and contingencies
  Deferred license income                           550,000             600,000

Shareholders' equity:
  Preferred stock                                      -                    -
  Common stock, no par value,
     authorized shares -- 40,000,000,
     issued and outstanding --
     7,822,191 and 7,837,191,
     respectively                                26,529,282          26,529,282
  Accumulated deficit                           (40,503,822)        (40,735,481)
  Cumulative translation adjustment                  25,311              34,356
                                               -------------        ------------
Total shareholders' equity                      (13,949,229)        (14,171,843)
                                               -------------        ------------
Total liabilities and shareholders'
     equity                                    $ 30,413,846         $ 28,007,943
                                               ============         ============

    See accompanying notes to the Consolidated Financial Statements


                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                              ---------------------------------
                                                  1999                 1998
                                              ------------        -------------
Net sales                                     $  9,348,011        $  11,478,519
Cost of sales                                    3,959,158            5,113,878
                                              ------------         ------------
Gross profit                                     5,388,853            6,364,641
License income                                     182,233                -
                                              ------------         ------------
                                                 5,571,086            6,364,641
                                              ------------         ------------
Operating expenses:
    Sales and marketing                          2,424,624            4,422,310
    General and administrative                   1,376,111            1,791,871
    Shipping and warehousing                       551,396              634,517
    Product development                            111,376              197,818
    Provision for doubtful accounts                 88,272               65,997
                                              ------------         ------------
Total operating expenses                         4,551,778            7,112,513
                                              ------------         ------------
Income (loss) from operations                    1,019,308             (747,872)
Interest (expense)                                (787,649)            (794,302)
                                              ------------         ------------
Income (loss) before income taxes                  231,659           (1,542,174)
Income tax provision                                  -                   -
                                              ------------         ------------
Net income (loss)                             $    231,659        $ (1,542,174)
                                              ============         ============
Basic and diluted net income (loss)
     per share                                $        .03        $      (0.20)
                                              ============         ============

    See accompanying notes to the Consolidated Financial Statements


                                   GARGOYLES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                              ----------------------------------
                                                   1999                 1998
                                              -------------        -------------
OPERATING ACTIVITIES
Net income (loss)                             $    231,659         $ (1,542,174)
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Depreciation                                 177,088              219,930
      Amortization                                 292,317              352,173
      Deferred license income                      (50,000)                -

    Changes in assets and liabilities:
        Accounts receivable                     (4,045,356)          (1,646,489)
        Inventories                                885,964              744,414
        Other current assets and
          other assets                             154,303             (616,029)
        Accounts payable, accrued
          expenses and other current
          liabilities                             (598,315)             649,756
                                              -------------        -------------
Net cash used in operating activities           (2,952,340)          (1,838,419)
                                              -------------        -------------
INVESTING ACTIVITIES
Acquisition of property and equipment              (12,622)             (90,034)

FINANCING ACTIVITIES
Net proceeds under revolving
     credit line                                 3,088,910            1,762,859

Effect of foreign currency
     translation on cash                           ( 9,046)             (22,741)
                                              -------------        -------------
Net increase (decrease) in cash                    114,902             (188,335)
Cash and cash equivalents, beginning
     of period                                     194,314              892,176
                                              -------------        -------------
Cash and cash equivalents, end
     of period                                $    309,216         $    703,841
                                              ============         ============

    See accompanying notes to the Consolidated Financial Statements


                                GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS
--------------------------------
     The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at March 31, 1999 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1998 Annual Report on Form 10-K/A, Amendment No. 2, as filed with the Securities and Exchange Commission.

     The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2.  BASIS OF PRESENTATION
-------------------------
     The consolidated financial statements are presented in accordance with generally accepted accounting principles applicable to a going concern, which principles contemplate, among other things, realization of assets and payment of liabilities in the normal course of business. Gargoyles incurred significant operating losses in 1998 and has a net working-capital deficit of $27.9 million and a tangible net worth deficit of $26.8 million at March 31, 1999. The Company was unable to make a scheduled payment on its bank debt in December 1997, and at the Company's request, its banking arrangements were restructured in 1998. The Company also has had difficulty paying suppliers on a timely basis and has made arrangements with certain suppliers to provide for unsecured promissory notes and payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders.

     The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities and the restructuring of its bank facilities to fund working capital. The Company's bank debt is due on May 28, 1999. In addition, management is seeking to reduce expenses to levels that can be sustained by operations. However, there can be no assurance that the Company will be successful in its strategy to reduce costs, in its efforts to raise additional capital or secure additional debt financing. The consolidated financial statements do not give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern and therefore realize its assets and liquidate its liabilities in other than the normal course of business and at amounts different from those shown in these consolidated financial statements.

3.  INVENTORIES
---------------
     Inventories consist of the following:

                                                 March 31,     December 31,
                                                   1999            1998
                                               ------------    ------------
Materials ..................................   $  4,007,642    $  4,204,151
Finished goods .............................      4,304,540       4,934,896
   Reserves for excess, slow-moving and
      obsolete inventories .................       (639,870)       (580,771)
                                               ------------    ------------
           Inventories, net ................   $  7,672,312    $  8,558,276
                                               ============    ============

4.  INCOME TAXES
----------------
     The Company recorded no income tax provision or benefit relating to the net income or loss for the three-month periods ended March 31, 1999 and 1998. In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes. In 1998 an income tax benefit was not recorded since a future benefit was not assured.

5.  DEBT
--------
     On April 30, 1999, the Company's credit agreement was further amended to defer the maturity date for all borrowings from April 30, 1999 to May 28, 1999, and to permit the Company to borrow up to $2,400,000 in excess of the amount the Company would otherwise be permitted to borrow based on collateral requirements as set forth in the credit agreement. The Company had unused sources of liquidity of $1.2 million at March 31, 1999, consisting of cash and excess availability under its operating debt facility.

6.  EARNINGS PER SHARE
----------------------
     The weighted-average number of common shares used in the calculation of basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998 is 7,822,191 and 7,774,969, respectively. For purposes of calculating diluted earnings per share common stock equivalents have not been included as their effect would be antidilutive.

7.  RECLASSIFICATIONS
---------------------
     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

8.  LITIGATION
--------------
     On November 18, December 4 and December 9, 1998 the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes. The Company has retained counsel in this matter and intends to appeal and to vigorously defend the Department's assessment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------
     Certain statements within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, the factors discussed in the Company's Annual Report, as amended, on Form 10-K/A under factors discussed in connection with the forward-looking statements. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements. Certain forward-looking statements are identified with a cross-reference to this paragraph.

GENERAL
-------
     Gargoyles designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Tomichi Studio and Private Eyes.

     The Company operates both directly and through three wholly-owned subsidiaries: H.S.C., Inc., a Washington corporation, Sungold Eyewear, Inc., a Washington corporation, and Private Eyes Sunglass Corporation, also a Washington corporation.

RESULTS OF OPERATIONS
---------------------
     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                                         Three Months
                                                            Ended
                                                          March 31,
                                                     --------------------
                                                       1999          1998
                                                     -------       -------
     Net sales ...............................        100.0%        100.0%
     Cost of sales ...........................         42.4          44.6
                                                      -------       ------
     Gross profit ............................         57.7          55.5
     License income ..........................          1.9            -
     Operating expenses:
       Sales and marketing ...................         25.9          38.5
       General and administrative ............         14.7          15.6
       Shipping and warehousing ..............          5.9           5.5
       Product development ..............               1.2           1.7
      Provision for doubtful accounts                   .9            .6
                                                       ------       ------
     Total operating expenses ................         48.7          62.0
                                                       ------       ------
     Income (loss) from operations ...........         10.9%         (6.5)%
                                                      =======       =======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
-------------------------------------------------------------------------------
     Net sales. Net sales decreased to $9.3 million for the quarter ended March 31, 1999 from $11.5 million for the quarter ended March 31, 1998. This decrease was primarily due to the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy License Agreement and the closing of the Company's London office.

     Gross profit. Gross profit decreased to $5.4 million for the quarter ended March 31, 1999 from $6.4 million for the quarter ended March 31, 1998. The decrease in gross profit in 1999 as compared to 1998 was due primarily to reduced sales. As a percentage of net sales, gross profit increased to 57.7% in the 1999 quarter from 55.5% in the 1998 quarter, primarily due to reduced sales of excess inventory in the 1999 quarter.

     License income. License income increased to $182,000 for the quarter ended March 31, 1999 compared to zero for the quarter ended March 31, 1998. License income in first quarter 1999 was the result of sales of product by a licensee, and amortization of license income over a 3-year period.

     Operating expenses. Operating expenses decreased to $4.6 million for the quarter ended March 31, 1999 from $7.1 million for the quarter ended March 31, 1998. As a percentage of net sales, operating expenses decreased to 48.7% in the 1999 quarter from 62.0% in the 1998 quarter. Sales and marketing expenses decreased $2 million in the 1999 quarter, primarily as a result of the disposition of various unprofitable businesses and cost reduction efforts. As a percentage of net sales, sales and marketing expenses decreased to 25.9% in the 1999 quarter from 38.5% in the 1998 quarter. General and administrative expenses decreased $482,000 in the 1999 quarter, primarily as a result of the disposition of various unprofitable businesses and the Company's cost cutting measures. As a percentage of net sales, general and administrative expenses decreased to 14.7% in the 1999 quarter from 15.6% in the 1998 quarter. Shipping and warehousing expenses decreased $84,000 in the 1999 quarter, primarily as a result of the disposition of various unprofitable businesses. As a percentage of net sales, shipping and warehousing expenses increased to 5.9% in the 1999 quarter from 5.5% in the 1998 quarter. Product development expenses decreased $86,000 in the 1999 quarter, primarily as a result of management's efforts to contain certain costs. As a percentage of net sales, product development expenses decreased to 1.2% in the 1999 quarter from 1.7% in the 1998 quarter. Provision for doubtful accounts increased $22,000 in the 1999 quarter. As a percentage of net sales, provision for doubtful accounts increased to .9% in the 1999 quarter from .6% in the 1998 quarter. The decrease in total operating expenses of $2.6 million is primarily the result of the disposition of various unprofitable businesses and the Company's cost-cutting measures.

     Income (loss) from operations. The Company generated income from operations of $1 million for the quarter ended March 31, 1999 compared to a loss from operations of $748,000 for the quarter ended March 31, 1998.

     Interest (expense). Interest expense was $788,000 for the quarter ended March 31, 1999 compared with interest expense of $794,000 for the quarter ended March 31, 1998. The Company's outstanding borrowings were $31.6 million at March 31, 1999 compared to $30.9 million at March 31, 1998.

     Income tax provision (benefit). The Company's income tax provision was zero for both quarters ended March 31, 1999 and March 31, 1998. In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes, and in 1998 an income tax benefit was not recorded since a future benefit was not assured.

     Net income (loss). As a result of the items discussed above, the Company's net income was $232,000 or $.03 per share for the quarter ended March 31, 1999 compared to a net loss of $1.5 million or $.20 per share for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash used in the Company's operating activities totaled $3 million and $1.8 million for the three months ended March 31, 1999 and 1998, respectively. The Company's cash used in operating activities increased in the first quarter of 1999 by $1.2 million compared to the first quarter of 1998 due primarily to (i) an increase in the early-season buildup of accounts receivable by $4.0 million, (ii) a decrease in net inventories by $886,000 in the first quarter of 1999 compared to a $744,000 million decrease in inventories in the first quarter of 1998 and (iii) net payments to vendors on accounts payable and other payments in 1999. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $13,000 and $90,000 for the three months ended March 31, 1999 and 1998, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $3 million and $1.8 million for the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company had unused sources of liquidity of $1.2 million, consisting of cash and cash equivalents of $309,000 and borrowings available under its revolving loan of $900,000.

     On April 30, 1999, the Company's credit agreement was further amended to defer the maturity date for all borrowings from April 30, 1999 to May 28, 1999, and to permit the Company to borrow up to $2,400,000 in excess of the amount the Company would otherwise be permitted to borrow based on collateral requirements as set forth in the credit agreement. The Company will be unable to pay the bank debt, absent the Company obtaining additional financing or raising additional capital through the sale of securities.

     The Company has had difficulty paying suppliers on a timely basis, and has made arrangements with certain suppliers to provide for payment schedules for past due amounts and to provide letters of credit for a portion of the purchase price of future orders. Failure of operations or expense reduction efforts to meet the Company's expectations, unanticipated expenses, loss of continued cooperation of the Company's key suppliers or the bank, third-party claims or adverse developments in pending litigation could result in additional cash requirements that could be difficult or impossible to satisfy and could require the Company to further reduce its operating expenditures, to curtail operations, or to dispose of operating assets to enable it to continue operations. The Company is exploring various options designed to maximize shareholder value, including the possible sale of equity or convertible debt securities to fund working capital and, in part, to refinance the Company's bank debt obligations which are due May 28, 1999, but there can be no assurance that such financing will be available on a timely basis, on favorable terms or at all. See "Forward-Looking Statements."

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------
     There have been no material changes in legal proceedings reported in the Company's 1998 Annual Report, as amended, on Form 10-K/A, Amendment No. 2, filed with the Securities and Exchange Commission on April 30, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (a) EXHIBITS

            Exhibit 10.1 Thirteenth Amendment to First Amended and Restated Credit Agreement dated April 30, 1999 by and between U.S. Bank National Association, successor by merger to U.S. Bank of Washington, National Association, and Gargoyles, Inc.

            Exhibit 27.1      Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            Form 8-K with respect to a change in the Company's auditors was filed with the Securities and Exchange Commission on March 2, 1999.

            Form 8-K/A Amendment No. 1 with respect to a change in the Company's auditors was filed with the Securities and Exchange Commission on March 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


May 14, 1999                       Gargoyles, Inc.
                                   (Registrant)

                                   /s/ Leo Rosenberger
                                   -----------------------------------------
                                   Leo Rosenberger, Chief Executive Officer,
                                   Chief Financial Officer and Treasurer