Form 10-Q
period 1999-06-30
GARGOYLES INC
filed 1999-08-13
CIK 1016278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

As of June 30, 1999, there were 7,822,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant, and 10,000,000 outstanding shares of the registrant's Series A preferred stock, which is the only series of preferred stock of the registrant. Each share of preferred stock is convertible into 3.1600342 shares of common stock, and each share of preferred stock is entitled to 3.1600342 votes.

                              GARGOYLES, INC.
                             INDEX TO FORM 10-Q

                                                                      PAGE(S)
                                                                      -------
                         PART 1 - FINANCIAL INFORMATION
Item 1:   Financial Statements (Unaudited)

          Consolidated Balance Sheets ...............................     1

          Consolidated Statements of Operations .....................     2

          Consolidated Statements of Cash Flows .....................     3

          Notes to Consolidated Financial Statements ................     4

Item 2:   Management's Discussion and Analysis of Financial

          Condition and Results of Operations .......................     7

Item 3:   Quantitative and Qualitative Disclosure about Market Risk .     *

                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings .........................................     9

Item 2:   Changes in Securities and Use of Proceeds .................     9

Item 3:   Defaults upon Senior Securities ...........................     *

Item 4:   Submission of Matters to a Vote of Security Holders .......    10

Item 5:   Other Information .........................................     *

Item 6:   Exhibits and Reports on Form 8-K ..........................    10

* Omitted as not applicable

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GARGOYLES, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30,     DECEMBER 31,
                                                      1999            1998
                                                   -----------   -------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                       $   378,183     $   194,314
  Trade receivables, net                            5,480,969       2,251,226
  Inventories, net                                  6,790,939       8,558,276
  Other current assets and prepaid expenses         1,475,381       2,031,261
                                                  ------------    ------------
Total current assets                               14,125,472      13,035,077
Property and equipment, net                         1,232,530       1,510,333
Intangibles, net                                   12,726,480      13,004,935
Other assets                                          271,659         457,599
                                                  ------------    ------------
Total assets                                      $28,356,141     $28,007,943
                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 4,059,017     $ 5,923,196
  Accrued expenses and other current
    liabilities                                     5,039,700       7,130,212
Current portion of long-term debt                   2,437,902      28,526,379
                                                  ------------    ------------
Total current liabilities                          11,536,619      41,579,787

Long-term debt, net of current portion             19,500,000              --

Deferred license income and other                     568,708         600,000

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, authorized
   shares -- 10,000,000, issued and outstanding
   -- 10,000,000 and none, respectively
   Liquidation value $1.00 per share --             9,700,000              --
  Common stock, no par value, authorized
    shares 40,000,000, issued and outstanding
    -- 7,822,191 and 7,822,191, respectively       26,529,282      26,529,282
  Accumulated deficit                             (39,478,467)    (40,735,481)
  Cumulative translation adjustment                        --          34,356
                                                  ------------    ------------
Total shareholders' equity                         (3,249,185)    (14,171,843)
                                                  ------------    ------------

Total liabilities and shareholders' equity        $28,356,141     $28,007,943
                                                  ============    ============

    See accompanying notes to the Consolidated Financial Statements

                                            GARGOYLES, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                       ----------------------------       ----------------------------
                                            1999           1998               1999           1998
                                        ------------   ------------       ------------    ------------
Net sales                               $10,063,484    $13,175,741        $19,411,495     $24,654,260
Cost of sales                             4,086,643      5,499,125          8,045,801      10,613,003
                                        ------------   ------------       ------------    ------------
Gross profit                              5,976,841      7,676,616         11,365,694      14,041,257
License income                              149,035        190,703            331,268         190,703
                                        ------------   ------------       ------------    ------------
                                          6,125,876      7,867,319         11,696,962      14,231,960
                                        ------------   ------------       ------------    ------------
Operating expenses:
     Sales and marketing                  2,348,882      4,572,778          4,884,882       9,192,904
     General and administrative           1,393,432      1,838,645          2,769,543       3,630,515
     Shipping and warehousing               527,865        672,792          1,079,261       1,307,309
     Provision for doubtful accounts        125,016        114,275            213,288         180,272
                                        ------------   ------------       ------------    ------------
Total operating expenses                  4,395,195      7,198,489          8,946,973      14,311,000
                                        ------------   ------------       ------------    ------------
Income (loss) from operations             1,730,681        668,830          2,749,989         (79,040)
Interest income (expense)                  (636,616)      (880,940)        (1,424,266)     (1,675,082)
                                        ------------   ------------       ------------    ------------
Income (loss) before income taxes         1,094,065       (212,110)         1,325,723      (1,754,122)
Income tax provision                             --             --                 --              --
                                        ------------   ------------       ------------    ------------
Net income (loss)                       $ 1,094,065    $  (212,110)       $ 1,325,723     $(1,754,122)
                                        ============   ============       ============    ============
Basic net income (loss) per share       $       .13    $      (.03)       $       .16     $      (.22)
                                        ============   ============       ============    ============
Diluted net income (loss) per share     $       .06    $      (.03)       $       .10     $      (.22)
                                        ============   ============       ============    ============

               See accompanying notes to the Consolidated Financial Statements

                                GARGOYLES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------------
                                                                       1999                 1998
                                                                   ------------        -------------
OPERATING ACTIVITIES
Net income (loss)                                                 $ 1,325,723           $(1,754,122)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation                                                     338,858               426,593
     Amortization                                                     438,495               722,393
     Deferred license income                                         (100,000)                   --

   Changes in assets and liabilities net of effects from
     business acquisitions:
     Accounts receivable                                           (3,154,743)           (2,149,736)
     Inventories                                                    1,599,120             1,657,588
     Other current assets and other assets                            298,690              (771,399)
     Accounts payable, accrued expenses and other
     current liabilities                                           (3,871,170)           (1,033,612)
                                                                  ------------          ------------
Net cash used in operating activities                              (3,125,027)           (2,902,295)
                                                                  ------------          ------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                 (68,271)              (70,013)
                                                                  ------------          ------------
Net cash used in investing activities                                 (68,271)              (70,013)
                                                                  ------------          ------------
FINANCING ACTIVITIES
Net proceeds from revolving credit facility                         3,411,523             2,894,958
                                                                  ------------          ------------
Net cash provided by financing activities                           3,411,523             2,894,958
                                                                  ------------          ------------
Effect of foreign currency translation on cash                        (34,356)              (16,861)
                                                                  ------------          ------------
Net decrease in cash                                                  183,869               (94,211)
Cash and cash equivalents, beginning of period                        194,314               892,176
                                                                  ------------          ------------
Cash and cash equivalents, end of period                          $   378,183           $   797,965
                                                                  ============          ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
Preferred stock issued in exchange for a decrease in debt         $10,000,000           $        --
Common stock issued for other than cash                           $        --           $   862,500
Common stock redemption                                           $        --           $    45,000

    See accompanying notes to the Consolidated Financial Statements

                                GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at June 30, 1999 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1998 Annual Report on Form 10-K/A, Amendment No. 2, as filed with the Securities and Exchange Commission.

    The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   INVENTORIES

    Inventories consist of the following:

                                              June 30,          December 31,
                                                1999                1998
                                            ------------        ------------
     Materials                              $ 3,655,747         $ 4,204,151
     Finished goods                           3,799,391           4,934,896
       Reserves for excess, slow-moving
          and obsolete inventories             (664,199)           (580,771)
                                            ------------        ------------
       Inventories, net                     $ 6,790,939         $ 8,558,276
                                            ============        ============


3.   INCOME TAXES

    The Company recorded no income tax benefit relating to the net loss for the three-month and six-month periods ended June 30, 1998 since a future benefit
was not assured.   In 1999 the Company utilized its net operating losses to
eliminate any provision for income taxes for the three and six months ended June 30, 1999.


4.   REFINANCING

     On June 1, 1999, Gargoyles completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the company. As a result of the refinancing, the Company's indebtedness to U.S. Bank was decreased by $10 million, and the balance of the loans were restructured into $19.5 million of term loans with maturity dates of June 1, 2005, and a commitment for a $9 million revolving loan. No principal payments are due under $3 million of the term loans until their maturity date; principal payments under $7.5 million of the term loans are based on a percentage of excess cash as defined in the credit agreement; and annual principal payments under the remaining $9.5 million term loan are scheduled as follows:

                           1999         $   100,000
                           2000             900,000
                           2001           1,500,000
                           2002           2,000,000
                           2003           2,000,000
                           2004           2,000,000
                           2005           2,000,000
                                        ------------
                                        $ 9,500,000
                                        ============

     Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the credit agreement. The credit agreement also prohibits the Company from paying dividends to its common shareholders.

     In exchange for $10 million of debt, the Company issued 10 million shares of Gargoyles, Inc. Series A Preferred Stock to U.S. Bank. The bank's Series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles, Inc. Common Stock, or 79% of the authorized capital of the Company on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, currently owns 400,000 shares of Gargoyles, Inc. common stock, or 1% of the authorized capital of the Company, giving U.S. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of Gargoyles on a fully-diluted basis. The Series A Preferred Stock annually accrues a cumulative dividend equal to the U.S. Bank reference rate plus 75 basis points.

     After the refinancing and as of June 30, 1999, the Company had unused sources of liquidity of $6.5 million, consisting of cash and cash equivalents of $378,000 and borrowings available under its revolving loan of $6.1 million.


5.   EARNINGS PER SHARE

     The calculation of basic earnings per share is based on net income less dividend requirements divided by weighted average common shares. The weighted-average number of common shares used in the calculation of basic earnings per share for the three and six month periods ended June 30, 1999 and 1998 is 7,822,191 and 7,837,191, and 7,822,191 and 7,806,079, respectively. The calculation of diluted income per common share assumes the dilutive issuance of convertible Series A Preferred Stock resulting in an increase in weighted average common shares and an adjustment in income available for common shareholders due to reduced dividend requirements. For purposes of calculating diluted earnings per share, stock options have not been included as their effect would be antidilutive. The weighted-average number of common shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 is 18,355,638 and 7,837,191, and 13,088,915 and 7,806,079, respectively.


6.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.


7.   LITIGATION

     On November 18, December 4 and December 9, 1998, following a periodic state tax audit, the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes and the percentage of business the Company does in the state of Washington. The Company has retained counsel in this matter and intends to appeal and to vigorously defend the Department's assessment.

     On May 11, 1998, Morris Rosenbloom & Co., Inc., filed an action against the company in the Supreme Court of the State of New York for Wayne County, under Index No. 44010. In the lawsuit, plaintiff alleges breach of contract due to the Company's failure to accept a return of sunglasses under the terms of a Repurchase Agreement between Morris Rosenbloom and the Company. Plaintiff claims damages from the Company in excess of $500,000. The Company has retained counsel to represent it in this matter and intends to defend vigorously the plaintiff's claims.

     The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, the factors discussed in the Company's Annual Report on Form 10-K/A, Amendment No. 2, under factors discussed in connection with the forward-looking statements. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements. Certain forward-looking statements are identified with a cross-reference to this paragraph.


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

     The Company operates both directly and through three wholly owned subsidiaries: H.S.C., Inc., a Washington corporation, Sungold Eyewear, Inc., a Washington corporation, and Private Eyes Sunglass Corporation, also a Washington corporation.


RESULTS OF OPERATIONS

      The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                          Three Months           Six Months
                                             Ended                 Ended
                                            June 30,              June 30,
                                       -----------------      ----------------
                                         1999      1998        1999     1998
                                       -------    ------      ------   ------
Net sales                               100.0%    100.0%      100.0%  100.0%
Cost of sales                            40.6      41.7        41.4    43.0
                                        ------    ------      ------  ------
Gross profit                             59.4      58.3        58.6    57.0
License income                            1.5       1.4         1.7      .8
Operating expenses:
Sales and marketing                      23.3      34.7        25.2    37.3
General and administrative               13.8      14.0        14.3    14.7
Shipping and warehousing                  5.2       5.1         5.6     5.3
Provision for doubtful accounts           1.2        .9         1.1      .7
                                        ------    ------      ------  ------
Total operating expenses                 43.7      54.6        46.1    58.0
                                        ------    ------      ------  ------
Income (loss) from operations            17.2       5.1        14.2    (0.3)
                                         ====       ===        ====    =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     NET SALES. Net sales decreased from $13.2 million for the quarter ended June 30, 1998 to $10.1 million for the quarter ended June 30, 1998. This decrease was primarily due to the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy License Agreement and the closing of the Company's London office and to the Company's continuing focus on profitable sales practices.

     GROSS PROFIT. Gross profit decreased from $7.7 million for the quarter ended June 30, 1998 to $6 million for the quarter ended June 30, 1999. The decrease in gross profit in 1999 as compared to 1998 was due primarily to reduced sales. As a percentage of net sales, gross profit increased to 59.4% in the 1999 quarter from 58.3% in the 1998 quarter, primarily due to reduced sales of excess inventory in 1999.

     LICENSE INCOME. License income decreased to $149,000 for the quarter ended June 30, 1999 compared to $191,000 for the quarter ended June 30, 1998. License income in 1999 was the result of sales of product by a licensee and amortization of license income over a 3-year period.

     OPERATING EXPENSES. Operating expenses decreased to $4.4 million for the quarter ended June 30, 1999 from $7.2 million for the quarter ended June 30, 1998. As a percentage of net sales, operating expenses decreased to 43.7% in the 1999 quarter from 54.6% in the 1998 quarter. Sales and marketing expenses decreased $2.2 million in the 1999 quarter, primarily as a result of the disposition of various unprofitable businesses and cost reduction efforts. As a percentage of net sales, sales and marketing expenses decreased to 23.3% in the 1999 quarter from 34.7% in the 1998 quarter. General and administrative expenses decreased $445,000 in the 1999 quarter. As a percentage of net sales, general and administrative expenses decreased to 13.8% in the 1999 quarter from 14.0% in the 1998 quarter. Shipping and warehousing expenses decreased $145,000 in the 1999 quarter. As a percentage of net sales, shipping and warehousing expenses increased to 5.2% in the 1999 quarter from 5.1% in the 1998 quarter. Provision for doubtful accounts increased $11,000 in the 1999 quarter. As a percentage of net sales, provision for doubtful accounts increased to 1.2% in the 1999 quarter from .9% in the 1998 quarter. The decrease in total operating expenses of $2.8 million is primarily the result of the disposition of various unprofitable businesses and the Company's cost-cutting measures.

     INCOME (LOSS) FROM OPERATIONS. The Company generated income from operations of $1.7 million for the quarter ended June 30, 1999 compared to income from operations of $669,000 for the quarter ended June 30, 1998. As a percentage of net sales, income from operations increased to 17.2% in the 1999 quarter from 5.1% in the comparable 1998 period.

     INTEREST INCOME (EXPENSE). Interest expense was $637,000 for the quarter ended June 30, 1999 compared with interest expense of $881,000 for the quarter ended June 30, 1998. The Company's outstanding borrowings were $21.9 million at June 30, 1999 compared to $32.1 million at June 30, 1998.

     INCOME TAX PROVISION (BENEFIT). The Company's income tax benefit was zero
for quarters ended June 30, 1999 and June 30, 1998.   In 1999 the Company
utilized its net operating losses to eliminate any provision for income taxes, and in 1998 an income tax benefit was not recorded since a future benefit was not assured.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net income was $1.1 million or $.06 per diluted common share for the quarter ended June 30, 1999 compared to a net loss of $212,000 or ($.03) per common share for the quarter ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     NET SALES. Net sales decreased to $19.4 million for the six months ended June 30, 1999 from $24.6 million for the six months ended June 30, 1998. This decrease was primarily due to the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy License Agreement and the closing of the Company's London office and to the Company's continuing focus on profitable sales practices.

     GROSS PROFIT. Gross profit decreased to $11.4 million for the six months ended June 30, 1999 from $14 million for the six months ended June 30, 1998. The decrease in gross profit in 1999 as compared to 1998 was due primarily to reduced sales. As a percentage of net sales, gross profit increased to 58.6% in 1999 from 57.0% in 1998, primarily due to reduced sales of excess inventory in 1999.

     LICENSE INCOME. License income increased to $331,000 for the six months ended June 30, 1999 compared to $191,000 for the six months ended June 30, 1998. License income in 1999 was the result of sales of product by a licensee and amortization of license income over a 3-year period.

     OPERATING EXPENSES. Operating expenses decreased to $8.9 million for the six months ended June 30, 1999 from $14.3 million for the six months ended June 30, 1998. As a percentage of net sales, operating expenses decreased to 46.1% in 1999 from 58% in 1998. Sales and marketing expenses decreased $4.3 million in 1999 as compared to the same period in 1998. As a percentage of net sales, sales and marketing expenses decreased to 25.2% in the 1999 period from 37.3% in the comparable 1998 period. General and administrative expenses decreased $861,000 for the six months ended June 30, 1999, primarily as a result of the disposition of various unprofitable businesses and the Company's cost cutting measures. As a percentage of net sales, general and administrative expenses decreased to 14.3% in 1999 from 14.7% in 1998. Shipping and warehousing expenses decreased $228,000 in 1999 as compared to the six months ended June 30, 1998. As a percentage of net sales, shipping and warehousing expenses increased to 5.6% in 1999 from 5.3% in 1998. The decrease in total operating expenses of $5.4 million is primarily the result of the disposition of various unprofitable businesses and the Company's cost-cutting measures.

     INCOME (LOSS) FROM OPERATIONS. The Company generated income from operations of $2.7 million for the six months ended June 30, 1999 compared to a loss from operations of $79,000 for the six months ended June 30, 1998.

     INTEREST INCOME (EXPENSE). Interest expense was $1.4 million for the six months ended June 30, 1999 compared with interest expense of $1.7 million for the six months ended June 30, 1998.

     INCOME TAX PROVISION (BENEFIT). The Company's income tax benefit was zero for the six months ended June 30, 1999 and for the six months ended June 30, 1998. In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes, and in 1998 an income tax benefit was not recorded since a future benefit was not assured.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net income was $1.3 million or $.10 per diluted common share for the six months ended June 30, 1999 compared to a net loss of $1.7 million or ($.22) per common share for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash used in the Company's operating activities totaled $3.1 million and $2.9 million for the six months ended June 30, 1999 and 1998, respectively. The Company's cash used in operating activities increased in the first six months of 1999 by $223,000 compared to the same period in 1998 due primarily to (i) an increase in the early season buildup of accounts receivable by $3.1 million, (ii) a decrease in net inventories by $1.6 million in the first six months of 1999 compared to a $1.7 million decrease in inventories in the same period of 1998 and (iii) net payments to vendors on accounts payable and other payments in 1999 of $3.8 million compared to $1 million in the comparable 1998 period. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $68,000 and $70,000 for the six months ended June 30, 1999 and 1998, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $3.4 million and $2.9 million for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, the Company had unused sources of liquidity of $6.5 million, consisting of cash and cash equivalents of $378,000 and borrowings available under its revolving loan of $6.1 million.

     On June 1, 1999, Gargoyles completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the company. As a result of the refinancing, the company's indebtedness to U.S. Bank was decreased by $10 million, and the balance of the loans were restructured into $19.5 million of term loans with maturity dates of June 1, 2005, and a commitment for a $9 million revolving loan. No principal payments are due under $3 million of the term loans until their maturity date; principal payments under $7.5 million of the term loans are based on a percentage of excess cash as defined in the credit agreement; and annual principal payments under the remaining $9.5 million term loan are $100,000, $900,000 and $1.5 million in years one, two and three of the loan and are $2 million per year for the balance of the loan term. Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the credit agreement. The credit agreement also prohibits the Company from paying dividends to its common shareholders.

     In exchange for $10 million of debt, the Company issued 10 million shares of Gargoyles, Inc. Series A Preferred Stock to U.S. Bank. The bank's Series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles, Inc. Common Stock, or 79% of the authorized capital of the Company on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, currently owns 400,000 shares of Gargoyles, Inc. common stock, or 1% of the authorized capital of the Company, giving U.S. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of Gargoyles on a fully-diluted basis. The Series A Preferred Stock annually accrues a cumulative dividend equal to the U.S. Bank reference rate plus 75 basis points.


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


THE YEAR 2000

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

     The Company has established a Year 2000 contingency plan which is being addressed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed by September 1, 1999. The Company has completed its assessment of its systems in its Kent, Washington facilities and in its Farmingdale, New York facility.

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

     The Company has determined that it will need to modify or replace certain portions of its computer hardware and software and of its telephone and voice-mail hardware and software so that its computer, telephone and communications systems will function properly with respect to dates in the year 2000 and beyond. The Company has completed the upgrade of its enterprise-wide information system, time clocks, electronic mail, voice mail and telephone systems, at a cost of less than $60,000. Work continues on upgrades of its personal computer software systems and upgrades to its electronic data entry systems. The Company estimates the total cost of its system upgrades required for Year 2000 compliance will not exceed $100,000.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On November 18, December 4 and December 9, 1998, following a periodic state tax audit, the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997.
At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes and the percentage of business the Company does in the state of Washington. The Company has retained counsel in this matter and intends to appeal and to vigorously defend the Department's assessment.

          On May 11, 1998, Morris Rosenbloom & Co., Inc, filed an action against the Company in the Supreme Court of the State of New York for Wayne County, under Index No. 44010. In the lawsuit, plaintiff alleges breach of contract due to the Company's failure to accept a return of sunglasses under the terms of a Repurchase Agreement between Morris Rosenbloom and the Company. Plaintiff claims damages from the Company in excess of $500,000. The Company has retained counsel to represent it in this matter and intends to defend vigorously the plaintiff's claims.

          The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its results of operations or financial position.

          Since June 1999, the Company has settled all suits filed or claims made by the Company's creditors related to past due amounts which arose in the ordinary course of the Company's business. Except for the two matters discussed above, there are currently no collection suits pending against the Company that have not be paid or settled.


ITEM 2.   CHANGES IN SECURITIES

          On June 1, 1999, Gargoyles completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the Company. In exchange for $10 million of debt, the Company issued 10 million shares of Gargoyles, Inc. Series A Preferred Stock to U.S. Bank. The bank's Series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles, Inc. Common Stock, or 79% of the authorized capital of the Company on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, currently owns 400,000 shares of Gargoyles, Inc. common stock, or 1% of the authorized capital of the Company, giving U.S. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of Gargoyles on a fully-diluted basis. The Series A Preferred Stock annually accrues a cumulative dividend equal to the U.S. Bank reference rate plus 75 basis points. The Series A Preferred Stock was issued by Gargoyles to U.S. Bank in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of shareholders on June 29, 1999. At the annual meeting, Class 1, 2 and 3 Directors were up for election. The following summarizes all matters voted on at the meeting:

     ELECTION OF DIRECTORS                            FOR         WITHHELD
     ---------------------                        -----------     --------
     Class 1 Director:  Elected to serve
     until the 2001 annual meeting

          William C. Thompson, Jr.                 36,030,850      24,887

     Class 2 Director:  Elected to serve
     until the 2002 annual meeting

          Daniel C. Regis                          36,030,850      24,887

     Class 3 Director:  Elected to serve
     until the 2000 annual meeting

          Paul S. Shipman                          36,017,490      38,247


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

Exhibit 10.1 Amendment to Employment Agreement dated June 1, 1999, between Gargoyles, Inc. and Leo Rosenberger.

Exhibit 10.2 Second Amendment to Employment Agreement, Separation and Release dated July 27, 1999 between Sungold Eyewear, Inc. and Sheldon Goldman.

Exhibit 10.3 Second Amendment to Royalty Agreement, Termination and Release dated July 17, 1999 between Sungold Eyewear, Inc. and Sungold Enterprises, Ltd.

Exhibit 11.1     Statement Regarding Computation of Per Share Earnings

Exhibit 27.1     Financial Data Schedule


          (b)  REPORTS ON FORM 8-K

               Form 8-K with respect to the Company's refinancing transaction with the Company's lender, U.S. Bank, was filed with the Securities and Exchange Commission on June 7, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Gargoyles, Inc.
                                  (Registrant)

August 13, 1999               /s/ Leo Rosenberger
                        -------------------------------
                                Leo Rosenberger
                         Chief Executive Officer, Chief
                        Financial Officer and Treasurer

EXHIBIT INDEX

  EXHIBIT
   NUMBER        EXHIBIT DESCRIPTION
------------     -------------------------------------------------------------
Exhibit 10.1     Amendment to Employment Agreement dated June 1, 1999, between
                 Gargoyles, Inc. and Leo Rosenberger.

Exhibit 10.2 Second Amendment to Employment Agreement, Separation and Release dated July 27, 1999 between Sungold Eyewear, Inc. and Sheldon Goldman.

Exhibit 10.3 Second Amendment to Royalty Agreement, Termination and Release dated July 17, 1999 between Sungold Eyewear, Inc. and Sungold Enterprises, Ltd.

Exhibit 11.1     Statement Regarding Computation of Per Share Earnings

Exhibit 27.1     Financial Data Schedule