Form 10-Q
period 1999-09-30
GARGOYLES INC
filed 1999-11-12
CIK 1016278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                                   (Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ______ to _________

                         Commission file number 0-21335


                                GARGOYLES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Washington                                91-1247269
   ------------------------          ---------------------------------------
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

As of September 30, 1999, there were 7,822,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant, and 10,000,000 outstanding shares of the registrant's Series A preferred stock, which is the only series of preferred stock of the registrant. Each share of preferred stock is convertible into 3.1600342 shares of common stock, and each share of preferred stock is entitled to 3.1600342 votes.

                                   GARGOYLES, INC.
                                  INDEX TO FORM 10-Q

                                                                       PAGE(S)
                                                                       -------
                           PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)

          Consolidated Balance Sheets ................................     1

          Consolidated Statements of Operations ......................     2

          Consolidated Statements of Cash Flows ......................     3

          Notes to Consolidated Financial Statements .................     4

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................     7

Item 3:   Quantitative and Qualitative Disclosure about
          Market Risk ................................................     *

                           PART II - OTHER INFORMATION

Item 1:   Legal Proceedings ..........................................    10

Item 2:   Changes in Securities and Use of Proceeds ..................    11

Item 3:   Defaults upon Senior Securities ............................     *

Item 4:   Submission of Matters to a Vote of Security Holders ........     *

Item 5:   Other Information ..........................................    11

Item 6:   Exhibits and Reports on Form 8-K ...........................    11


* Omitted as not applicable

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        GARGOYLES, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   1999               1998
                                                               -------------      -------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                    $    162,829       $    194,314
  Trade receivables, net                                          3,578,458          2,251,226
  Inventories, net                                                6,824,418          8,558,276
  Other current assets and prepaid expenses                       1,524,060          2,031,261
                                                               -------------      -------------
Total current assets                                             12,089,765         13,035,077
Property and equipment, net                                       1,131,963          1,510,333
Intangibles, net                                                 13,196,300         13,004,935
Other assets                                                        275,120            457,599
                                                               -------------      -------------
Total assets                                                   $ 26,693,148       $ 28,007,944
                                                               ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  2,259,042       $  5,923,196
  Accrued expenses and other current liabilities                  3,642,236          7,130,212
  Current portion of long-term debt                               4,972,083         28,526,379
                                                               -------------      -------------
Total current liabilities                                        10,873,361         41,579,787

Long-term debt, net of current portion                           18,725,000                --

Deferred license income and other                                   733,321            600,000

Shareholders' equity:
  Preferred stock, no par value, authorized shares--
    10,000,000, issued and outstanding -
    10,000,000 and none, respectively
    Liquidation value $1.00 per share  --                         9,700,000                --
  Common stock, no par value, authorized shares --
    40,000,000, issued and outstanding --
    7,822,191 and 7,822,191, respectively                        26,529,282         26,529,282
  Accumulated deficit                                           (39,867,816)       (40,735,481)
  Cumulative translation adjustment                                     --              34,356
                                                               -------------      -------------
Total shareholders' equity                                       (3,638,534)       (14,171,843)
                                                               -------------      --------------
Total liabilities and shareholders' equity                     $ 26,693,148       $ 28,007,944
                                                               ============       ============

See accompanying notes to the Consolidated Financial Statements


                                                     GARGOYLES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                      THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------   ------------------------------
                                                         1999                 1998            1999             1998
                                                     -------------       --------------   -------------  ---------------
Net sales                                            $  6,631,018        $   9,062,934    $ 26,042,513   $  33,717,195
Cost of sales                                           2,526,257            3,702,757      10,572,058      14,315,760
                                                     -------------       --------------   -------------  --------------
Gross profit                                            4,104,761            5,360,177      15,470,455      19,401,435
License income                                             52,360               98,452         383,628         289,155
                                                     -------------       --------------   -------------  --------------
                                                        4,157,121            5,458,629      15,854,083      19,690,590
                                                     -------------       --------------   -------------  --------------
Operating expenses:
    Sales and marketing                                 2,492,663            3,082,154       7,377,545      12,275,057
    General and administrative                          1,363,220            1,614,982       4,132,763       5,245,497
    Shipping and warehousing                              448,015              443,199       1,527,276       1,750,509
    Provision for Doubtful Accounts                       (37,001)             817,273         176,287         997,545
                                                     -------------       --------------   -------------  --------------
Total operating expenses                                4,266,897            5,957,608      13,213,871      20,268,608
                                                     -------------       --------------   -------------  --------------
Income (loss) from operations                            (109,776)            (498,979)      2,640,212        (578,018)
Interest income (expense)                                (553,055)            (883,935)     (2,068,218)     (2,572,277)
Other income (expense)                                    488,094          (10,660,271)        578,991     (10,647,010)
                                                     -------------       --------------   -------------  --------------
Income (loss) before income taxes                        (174,737)         (12,043,185)      1,150,985     (13,797,305)
Income tax provision (benefit)                                --                   --              --              --
                                                     -------------       --------------   -------------  --------------
Net income (loss)                                    $   (174,737)       $ (12,043,185)   $  1,150,985   $ (13,797,305)
                                                     =============       ==============   ============   ==============
Basic net income (loss) per share                    $      (0.05)       $       (1.54)   $        .11   $       (1.77)
                                                     =============       ==============   ============   ==============
Diluted net income (loss) per share                  $      (0.05)       $       (1.54)   $        .05   $       (1.77)
                                                     =============       ==============   ============   ==============

See accompanying notes to the Consolidated Financial Statements


                                             GARGOYLES, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                       1999             1998
                                                                 -------------     --------------
OPERATING ACTIVITIES
Net income (loss)                                                $  1,150,985      $ (13,797,305)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation                                                      491,187            600,259
    Amortization                                                      586,630          1,061,735
    Deferred license income                                          (150,000)               --
    Noncash restructuring expenses                                        --           8,433,228
    Loss on disposition of The kindling Co.                               --           1,432,048

    Changes in assets and liabilities net of effects from
      business acquisitions and dispositions:
        Accounts receivable                                        (1,274,432)         1,534,926
        Inventories                                                 1,565,641          2,896,867
        Other current assets and other assets                         237,204           (662,206)
        Accounts payable, accrued expenses and other
          current liabilities                                      (6,742,730)        (1,457,446)
                                                                 -------------      -------------
Net cash provided by (used in) operating activities                (4,135,515)            42,106
                                                                 -------------      -------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                (119,994)          (100,461)
Increase in intangibles                                              (616,146)               --
                                                                 -------------      -------------
Net cash used in investing activities                                (736,140)          (100,461)

FINANCING ACTIVITIES
PrincipaL payments of long term debt                                  (50,000)               --
Net proceeds(repayment)from revolving line of credit                5,220,704           (316,459)
Preferred stock issuance costs                                       (296,178)               --
                                                                 -------------      -------------
Net cash provided by (used in) financing activities                 4,874,526           (316,459)
                                                                 -------------      -------------
Effect of foreign currency translation on cash                        (34,356)            71,273
                                                                 -------------      -------------
Net decrease in cash                                                  (31,485)          (303,541)
Cash and cash equivalents, beginning of period                        194,314            892,176
                                                                 -------------      -------------
Cash and cash equivalents, end of period                         $    162,829       $    588,635
                                                                 ============       ============

Supplemental disclosure of non-cash investing and financing activities:

Preferred stock issued in exchange for a decrease in debt         $10,000,000                --
Common stock issued for other than cash                                   --         $   862,500


See accompanying notes to the Consolidated Financial Statements


                                   GARGOYLES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999
                                     (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1999 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1997 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

     The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended September 30,1999 are not necessarily indicative of the results that may be expected for the entire year.


2.     INVENTORIES

     Inventories consist of the following:

                                                September 30,    December 31,
                                                    1999            1998
                                                -------------   -------------
Materials ...................................   $  3,326,303    $  4,204,151
Finished goods ..............................      4,175,875       4,934,896
   Reserves for excess, slow-moving and
      obsolete inventories ..................       (677,760)       (580,771)
                                                -------------   -------------
           Inventories, net .................   $  6,824,418    $  8,558,276
                                                ============    ============


3.   INCOME TAXES

     The Company recorded no income tax benefit relating to the net loss for the three-month and nine-month periods ended September 30, 1998 and the three month period ended September 30, 1999, since a future benefit is not assured. The Company utilized its net operating losses to eliminate any provision for income taxes for the nine months ended September 30, 1999.


4.   REFINANCING

     On June 1, 1999 Gargoyles completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the company. As a result of the refinancing, the Company's indebtedness to U.S. Bank was decreased by $10 million, and the balance of the loans were restructured into $19.5 million of term loans with maturity dates of June 1, 2005, and a commitment for a $9 million revolving loan. No principal payments are due under $3 million of the term loans until their maturity date; principal payments under $7.5 million of the term loans are based on a percentage of excess cash as defined in the credit agreement; and annual principal payments under the remaining $9.5 million term loan are scheduled as follows:

                         1999               $   100,000
                         2000                   900,000
                         2001                 1,500,000
                         2002                 2,000,000
                         2003                 2,000,000
                         2004                 2,000,000
                         2005                 2,000,000
                                            -----------
                                            $ 9,500,000
                                            ===========

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

     After the refinancing and as of September 30, 1999 the Company had unused sources of liquidity of $3.4 million, consisting of cash and cash equivalents of $163,000 and borrowings available under its revolving loan of $3.2 million.


5.   EARNINGS PER SHARE

     The calculation of earnings per share is based on net income less dividend requirements divided by weighted average common shares. The weighted-average number of common shares used in the calculation of basic earnings per share for the three and nine month periods ended September 30, 1999 and 1998 is 7,822,191 and 7,837,191, and 7,822,191 and 7,816,450, respectively. The calculation of diluted income per common share assumes the dilutive issuance of convertible Series A Preferred Stock resulting in an increase in weighted average common shares and an adjustment in income available for common shareholders due to reduced dividend requirements. For purposes of calculating diluted earnings per share, stock options have not been included as their effect would be antidilutive. The weighted-average number of common shares used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 is 7,822,191 and 7,837,191, and 21,866,787 and
7,837,191 respectively.


6.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.


7.   OTHER INCOME (EXPENSE)

     Other income (expense) for the three and nine months ended September 30, 1999 primarily included income associated with the settlement of various previously estimated trade liabilities and contingencies in the amount of $688,000, net of employee severance payments and benefits of $177,000.


8.   LITIGATION

     On November 18, December 4 and December 9, 1998, following a periodic state tax audit, the Washington State Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes and the percentage of business the Company does in the state of Washington. The Company has retained counsel in this matter and intends to appeal and to vigorously defend the Department's assessment.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     Certain statements within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, the factors discussed in the Company's Annual Report, as amended, on Form 10-K/A, Amendment No. 2, under factors discussed in connection with the forward-looking statements. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements. Certain forward-looking statements are identified with a cross-reference to this paragraph.


GENERAL

     Gargoyles designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Hobie Polarized Sunglasses, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Tomichi Studio, and Private Eyes.

     The Company operates both directly and through three wholly-owned subsidiaries: H.S.C., Inc., a Washington corporation, Sungold Eyewear, Inc., a Washington corporation, and Private Eyes Sunglass Corporation, also a Washington corporation.


RESULTS OF OPERATIONS

      The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                          Three Months           Nine Months
                                             Ended                  Ended
                                          September 30,         September 30,
                                       ------------------    -----------------
                                         1999       1998      1999       1998
                                       -------     ------    ------     ------
     Net sales ........................ 100.0%     100.0%    100.0%     100.0%
     Cost of sales ....................  38.1       40.9      40.6       42.5
     Gross profit .....................  61.9       59.1      59.4       57.5
     License income ...................   0.8        1.1       1.5        0.9
     Operating expenses:
       Sales and marketing ............  37.6       34.0      28.3       36.4
       General and administrative......  20.6       17.8      15.9       15.6
       Shipping and warehousing .......   6.8        4.9       5.9        5.2
       Provision for Doubtful Accounts.  (0.6)       9.0       0.7        3.0
     Total operating expenses .........  64.3       65.7      50.7       60.1
     Income (loss) from operations.....  (1.7)      (5.5)     10.1       (1.7)


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES. Net sales decreased from $9.1 million for the quarter ended September 30, 1998 to $6.6 million for the quarter ended September 30, 1999. This decrease of $2.4 million was primarily due to the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy Licenses Agreement and the closing of the Company's London office.

     GROSS PROFIT. Gross profit decreased from $5.4 million for the quarter ended September 30, 1998 to $4.1 million for the quarter ended September 30, 1999. The decrease in gross profit in 1999 as compared to 1998 was due primarily to reduced sales. As a percentage of net sales, gross profit increased to 61.9% in the 1999 quarter from 59.1% in the 1998 quarter primarily due to reduced sales of excess inventory in the 1999 quarter.

     LICENSE INCOME. License income decreased to $52,000 for the quarter ended September 30, 1999 compared to $98,000 for the quarter ended September 30, 1998. License income in 1999 was the result of sales of product by a licensee, and amortization of license income over a 3-year period.

     OPERATING EXPENSES. Operating expenses decreased to $4.3 million for the quarter ended September 30, 1999 from $6 million for the quarter ended September 30, 1998. As a percentage of net sales, operating expenses decreased to 64.3% in the 1999 quarter from 65.7% in the 1998 quarter. Sales and marketing expenses decreased $589,000 in the 1999 quarter, as a result of cost cutting efforts and reduced sales levels. As a percentage of net sales, sales and marketing expenses increased to 37.6% in the 1999 quarter from 34% in the 1998 quarter. General and administrative expenses decreased $252,000 in the 1999 quarter. As a percentage of net sales, general and administrative expenses increased to 20.6% in the 1999 quarter from 17.8% in the 1998 quarter. Shipping and warehousing expenses remained virtually unchanged in the 1999 quarter. As a percentage of net sales, shipping and warehousing expenses increased to 6.8% in the 1999 quarter from 4.9% in the 1998 quarter. Provision for doubtful accounts decreased to $(37,000) for the three month period ended September 30, 1999 from $817,000 for the three month period ended September 30, 1998. This decrease was the result of a $750,000 provision in the 1998 quarter for the probable write-off of receivable balances that were no longer deemed collectible as a result of the Company's review and reconciliation of various over-aged accounts; compared to an adjustment to reduce the provision by $37,001 in the 1999 quarter. The decrease in total operating expenses of $1.7 million is primarily the result of the disposition of various unprofitable businesses and the Company's cost cutting measures.

     INCOME (LOSS) FROM OPERATIONS. The Company realized a loss from operations of $110,000 for the quarter ended September 30, 1999 compared to a loss from operations of $499,000 for the quarter ended September 30, 1998

     INTEREST INCOME (EXPENSE). Interest expense was $553,000 for the quarter ended September 30, 1999 compared with interest expense of $884,000 for the quarter ended September 30, 1998. The Company's outstanding borrowings were $23.7 million at September 30, 1999 compared to $28.8 million at September 30, 1998.

     OTHER INCOME (EXPENSE). The Company recognized (net) other income of $488,000 for the quarter ended September 30, 1999 primarily due to settlements of various previously estimated trade liabilities and contingencies, net of employee severance payments and benefits. In the same period of 1998, the Company recognized net expenses of $10.6 million, primarily the result of the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy Licenses Agreement and the closing of the Company's London office.

     INCOME TAX PROVISION (BENEFIT). The Company's income tax benefit was zero for the quarters ended September 30, 1999 and September 30, 1998. In 1999 and in 1998 an income benefit was not recorded since a future benefit was not assured.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net loss was $175,000 or ($.05) per common share for the quarter ended September 30, 1999 compared to a net loss of $12 million or ($1.54) per common share for the quarter ended September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     NET SALES. Net sales decreased to $26 million for the nine months ended September 30, 1999 from $33.7 million for the nine months ended September 30, 1998. This decrease was primarily due to the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy Licenses Agreement and the closing of the Company's London office, and to the Company's continuing focus on profitable sales practices.

     GROSS PROFIT. Gross profit decreased to $15.5 million for the nine months ended September 30, 1999 from $19.4 million for the nine months ended September 30, 1998. The decrease in gross profit in 1999 as compared to 1998 was due primarily to reduced sales. As a percentage of net sales, gross profit increased to 59.4% in the 1999 period from 57.5% in the 1998 period primarily due to reduced sales of excess inventory in the 1999 period.

     LICENSE INCOME. License income increased to $384,000 for the nine months ended September 30, 1999 compared to $289,000 for the nine months ended September 30, 1998. License income in 1999 was the result of sales of product by a licensee, and amortization of license income over a 3-year period.

     OPERATING EXPENSES. Operating expenses decreased to $13.2 million for the nine months ended September 30, 1999 from $20.2 million for the nine months ended September 30, 1998. As a percentage of net sales, operating expenses decreased to 50.7% in 1999 from 60.1% in 1998. Sales and marketing expenses decreased $4.9 million in 1999 as compared to the same period in 1998. As a percentage of net sales, sales and marketing expenses decreased to 28.3% in the 1999 period from 36.4% in the comparable 1998 period. General and administrative expenses decreased $1.1 million for the nine months ended September 30, 1999. As a percentage of net sales, general and administrative expenses increased to 15.9% in 1999 from 15.6% in 1998. Shipping and warehousing expenses decreased $223,000 in 1999 as compared to the nine months ended September 30, 1998. As a percentage of net sales, shipping and warehousing expenses increased to 5.9% in 1999 from 5.2% in 1998. Provision for doubtful accounts decreased to $176,000 for the nine month period ended September 30, 1999 from $998,000 for the nine month period ended September 30, 1998. As a percentage of net sales, provision for doubtful accounts decreased to 0.7% in the 1999 period from 3% in the comparable 1998 period.

     INCOME (LOSS) FROM OPERATIONS. The Company generated income from operations of $2.6 million for the nine months ended September 30, 1999 compared to a loss from operations of $578,000 for the nine months ended September 30, 1998. As a percentage of net sales, income from operations increased to 10.1% for the nine months ended September 30, 1999 compared to (1.7%) for the nine months ended September 30, 1998.

     INTEREST INCOME (EXPENSE). Interest expense was $2 million for the nine months ended September 30, 1999 compared with interest expense of $2.6 million for the nine months ended September 30, 1998.

     INCOME TAX PROVISION (BENEFIT). The Company's income tax benefit was zero for the nine months ended September 30, 1999 and September 30, 1998. In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes and in 1998 an income tax benefit was not recorded since a future benefit was not assured.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net income was $1.2 million or $.05 per diluted common share for the nine months ended September 30, 1999 compared to a net loss of $13.8 million or ($1.77) per common share for the nine months ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash used in the Company's operating activities totaled $4.1 million for the nine months ended September 30, 1999 compared to cash provided of $42,000 in the quarter ended September 30, 1998. The Company's cash used in operating activities increased in the first nine months of 1999 by $4.2 million compared to the same period in 1998 due primarily to (i) an increase in the seasonal buildup of accounts receivable by $1.3 million, (ii) a decrease in net inventories by $1.6 million in the first nine months of 1999 compared to a $2.9 million decrease in inventories in the same period of 1998 and (iii) net payments to vendors on accounts payable and other payments in 1999 of $6.7 million compared to $1.5 million in the comparable 1998 period. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $120,000 and $100,000 for the nine months ended September 30, 1999 and 1998, respectively. Cash used in the Company's investing activities to increase intangibles in 1999 totaled $616,000, which was due to the early final payment of royalties pursuant to the Sungold acquisition. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $4.9 million for the nine months ended September 30, 1999 compared to cash used to repay bank debt of $316,000 in the same period of 1998. As of September 30, 1999, the Company had unused sources of liquidity of $3.4 million, consisting of cash and cash equivalents of $163,000 and borrowings available under its revolving loan of $3.2 million.

     On June 1, 1999 Gargoyles completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the company. As a result of the refinancing, the Company's indebtedness to U.S. Bank was decreased by $10 million, and the balance of the loans were restructured into $19.5 million of term loans with maturity dates of June 1, 2005, and a commitment for a $9 million revolving loan. No principal payments are due under $3 million of the term loans until their maturity date; principal payments under $7.5 million of the term loans are based on a percentage of excess cash as defined in the credit agreement; and annual principal payments under the remaining $9.5 million term loan are $100,000, $900,000 and $1.5 million in years one, two and three of the loan and are $2 million per year for the balance of the loan term. Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the credit agreement. The credit agreement also prohibits the Company from paying dividends to its common shareholders.

     In exchange for $10 million of debt, the Company issued 10 million shares of Gargoyles, Inc. Series A Preferred Stock to U.S. Bank. The bank's series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles, Inc Common Stock, or 79% of the authorized capital of the Company on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, currently owns 400,000 shares of Gargoyles, Inc. common stock, or 1% of the authorized capital of the Company, giving U.S. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of Gargoyles on a fully-diluted basis. The Series A Preferred Stock annually accrues a cumulative dividend equal to the U.S. Bank reference rate plus 75 basis points


SEASONALITY

     The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases.


THE YEAR 2000

     As the Year 2000 approaches, there are uncertainties concerning whether computer systems and electronic equipment with date functions will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. Due to the Company's reliance on its management information systems, failure of these systems for any reasons, including Year 2000 noncompliance, could affect the Company's operations. Management believes, however, the Year 2000 does not pose a significant operational problem for the Company.

     The Company has established a Year 2000 contingency plan, which is being addressed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company has completed its assessment of its systems in all facilities.

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

     The Company determined that it needed to modify or replace certain portions of its computer hardware and software and of its telephone and voice-mail hardware and software so that its computer, telephone and communications systems will function properly with respect to dates in the year 2000 and beyond. The Company has completed the upgrade of its enterprise-wide information system, time-clocks, electronic mail, voice mail and telephone systems, at a cost of less that $60,000. Work continues on upgrades of its personal computer software systems and upgrades to its electronic data entry systems. The Company estimates the total cost of its system upgrades required for Year 2000 compliance will not exceed $100,000.

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


                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------
     There have been no material changes in legal proceedings reported in the Company's 1998 Annual Report, as amended by Form 10-K/A, Amendment No. 2, filed with the Securities and Exchange Commission on April 20, 1999.


ITEM 2.   CHANGES IN SECURITIES
-------------------------------
     On June 1, 1999, Gargoyles completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the Company. In exchange for $10 million of debt, the Company issued 10 million shares of Gargoyles, Inc. Series A Preferred Stock to U.S. Bank. The bank's Series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles, Inc. Common Stock, or 79% of the authorized capital of the Company on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, currently owns 400,000 shares of Gargoyles, Inc. common stock, or 1% of the authorized capital of the Company, giving U.S. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of Gargoyles on a fully-diluted basis. The Series A Preferred Stock annually accrues a cumulative dividend equal to the U.S. Bank reference rate plus 75 basis points. The Series A Preferred Stock was issued by Gargoyles to U.S. Bank in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933.


ITEM 5.   OTHER INFORMATION
---------------------------
      On November 3, 1999, Gargoyles, Inc. entered into a License Agreement with Wrangler Apparel Corp. to design, develop, manufacture and distribute eyewear and eyewear accessories using the "Wrangler" name in the United States, Puerto Rico, Canada, and Mexico. The license is effective January 1, 2000 and is for a term of three years with an option to renew for an additional three-year period, assuming certain conditions are met and certain agreements between the parties can be reached. The license agreement gives Gargoyles the right to distribute Wrangler eyewear products into various distribution channels, including western specialty stores, farm and fleet stores, sunglass specialty stores, military outlets, optical distributors, and optical retailers, except the optical departments of mass-market retailers.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  EXHIBITS

     Exhibit 10.1* License Agreement by and between Wrangler Apparel Corp. and Gargoyles, Inc. dated as of November 3, 1999.
     Exhibit 11.1   Statement regarding computation of Per Share Earnings
     Exhibit 27.1   Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None

-------------------------------------
*    Confidential Treatment Requested

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Gargoyles, Inc.
                                     (Registrant)

November 12, 1999                /s/ Leo Rosenberger
                           --------------------------------
                                   Leo Rosenberger
                            Chief Executive Officer, Chief
                           Financial Officer and Treasurer

                                    EXHIBIT INDEX

  EXHIBIT
  NUMBER          EXHIBIT DESCRIPTION
------------      -------------------
Exhibit 10.1*     License Agreement by and between Wrangler Apparel Corp. and
                  Gargoyles, Inc. dated as of November 3, 1999.
Exhibit 11.1      Statement regarding computation of Per Share Earnings
Exhibit 27        Financial Data Schedule

-------------------------------------
*    Confidential Treatment Requested