Form 10-K405
period 1999-12-31
GARGOYLES INC
filed 2000-03-30
CIK 1016278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                            -----------------------

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1999

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

     As of March 1, 2000, there were 7,822,191 outstanding shares of the registrant's common stock, no par value which is the only class of common stock of the registrant, and 10,000,000 outstanding shares of the registrant's Series A preferred stock, which is the only series of preferred stock of the registrant. Each share of preferred stock is convertible into 3.1600342 shares of common stock, and each share of preferred stock is entitled to 3.1600342 votes. The aggregate market value of the common stock held by non-affiliates of the registrant on March 1, 2000 was $3,310,351, computed at the closing price on that date.

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on June 15, 2000.

                                     INDEX
                                                                          Page
                                    PART I
Item 1.   Business...................................................       1

Item 2.   Properties ................................................      11

Item 3.   Legal Proceedings .........................................      11

Item 4.   Submission of Matters to a Vote of Security Holders .......      12

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related
          Shareholder Matters .......................................      12

Item 6.   Selected Financial Data ...................................      13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .......................      15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.      23

Item 8.   Financial Statements and Supplementary Data ...............      24

Item 9.   Changes and Disagreements with Accountants on
          Accounting and Financial Disclosures ......................      43

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.........      43

Item 11.  Executive Compensation.....................................      45

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................      45

Item 13.  Certain Relationships and Related Transactions ............      45

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K ....      45


                                     PART I

ITEM 1.  BUSINESS
-----------------

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements within the following description of the business of Gargoyles, Inc. ("Gargoyles") and its subsidiaries and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain of the forward-looking statements contained in this Report are identified with cross-references to this section and/or to specific risks identified under "Business -- Risk Factors." Forward-looking statements included in this report or otherwise presented by management from time to time involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, but are not limited to, factors involving business cycles and health of the world and national economies and developments involving consumer products in general and the sunglass industry in particular, as well as the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report on Form 10-K. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements.

THE COMPANY
-----------

     The Company designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Wrangler Eyewear, Hobie Polarized Sunglasses, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Fusion Eyewear, Tomichi Studio and Private Eyes.

     The Company operates both directly and through three wholly-owned subsidiaries: H.S.C., Inc., a Washington corporation ("H.S.C."), Sungold Eyewear, Inc., a Washington corporation ("Sungold"), and Private Eyes Sunglass Corporation, also a Washington corporation ("Private Eyes"). During 1997 and the first eight months of 1998, the Company's Timberland Eyewear business was operated through its majority-owned subsidiary, the kindling company, a California corporation ("Kindling"). Substantially all of the assets of Kindling were sold effective September 1, 1998.

     Gargoyles was incorporated under the laws of the state of Washington in 1983. References to the Company in this report include Gargoyles and its subsidiaries. The Company's principal executive offices are located at 5866 South 194th Street, Kent, Washington 98032, and its telephone number at that location is (253) 796-2752. Information on the Company and its brands can also be found on Company web sites at www.gargoylesinc.com and www.anarchyeyewear.com. The Company's common stock is quoted on the OTC Bulletin Board under the symbol GOYL.

OVERVIEW
---------

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

     In 1995, the Founder sold 75% of his stock in the Company to an investor group led by Trillium Corporation and certain members of the Company's former management. This investment group took the Company public in late September 1996, raising more than $27 million of net proceeds for the Company, $19 million of which was used to repay debt.

     In 1996 and 1997, the Company pursued an aggressive acquisition and expansion strategy. The Company used short-term borrowings to finance its acquisitions and expansion which, together with the Company's increase in operating expenses in anticipation of 1997 growth and the deterioration of results of operations in late 1997, resulted in a shortage of cash in late 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In early 1998, the Company's board of directors hired a turn-around team led by Leo Rosenberger, the Company's Chief Executive Officer and Chief Financial Officer, to restructure the Company. Current management has worked throughout 1998 and 1999 on this restructure effort. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     During 1999, the Company continued the integration of acquired operations, particularly in management information systems and sales management, continued cost disciplines, focused on new business development with the promotion of a member of senior management to Senior Vice President of New Business Development, and, in June 1999, recapitalized the Company and restructured its indebtedness in a transaction with its lender, U.S. Bank, National Association ("U.S. Bank").

     As a result of the Company's successful turnaround, in 1999 the Company achieved record sales in fourth quarter of 1999 and earned net income for the year for the first time since 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is now positioned to grow its business and to take advantage of opportunities in the marketplace.

     Leveraging the Company's experience in distributing sunglasses in non-traditional channels, its ability to produce high-performance sunglass products, and its relationships in the country and western channel, in the fall of 1999 the Company had the opportunity to enter into a License Agreement with Wrangler Apparel Corp. to design, develop, manufacture and distribute eyewear and eyewear accessories using the Wrangler and Wrangler Rugged Wear brands in the United States, Puerto Rico, Canada and Mexico. The license agreement is for a term of three years, with an option to renew for another three years.
The Company will introduce Wrangler branded sunglasses in Summer 2000 for distribution into western specialty stores, farm and fleet stores, military outlets, sunglass specialty stores and through optical distributors and optical retailers.

INDUSTRY OVERVIEW
-----------------

     According to the Sunglass Association of America, total retail sunglass sales in the US plano (non-prescription) primary sunglass market has grown from $1.4 billion in 1989 to $2.4 billion in 1998. Total retail sunglass sales during the past five years, however, have been relatively flat and declined 2.6% from $2.6 billion in 1997 to $2.4 billion in 1998. The number of units of plano sunglasses sold in primary distribution channels has been increasing over the past few years, and increased 4.5% from 113 million units in 1997 to 129 million units in 1998.

     The Company believes that Oakley, Inc. and Luxottica Group S.P.A., which purchased the Ray Ban, Killer Loop, Arnette and Revo brands from Bausch & Lomb in June 1999 together comprised approximately 60% of the domestic sunglass market in 1999, with several companies, including the Company, having smaller market shares. The remainder of the industry is highly fragmented and comprised of numerous smaller companies.

     The average retail price per unit for plano sunglasses at the higher end retailers was $48.37 in 1998 compared to $53.33 in 1997, a 10% decrease, and their market share declined to 67.2% in 1998 from 70.7 % in 1997. The average retail price per unit for plano sunglasses at the lower-end retailers was $8.29 in 1998, compared to $8.01 in 1997, a 3.5% percent increase, and their market share grew to 32.8% in 1998 from 29.3% in 1997.

     The Company believes that this downward price pressure will continue as consumers increasingly demand more value for a lower price. Sunglass Hut, the nation's largest sunglass specialty retailer with more than 1700 sunglass specialty stores worldwide, reported total sales of $602 million in 1998, compared to $574 million in 1997. Sunglass specialty retailers, of which Sunglass Hut is the largest, sold 8.1 million units of sunglasses in 1998, an increase of 17.2% units over 1997 unit sales. The average retail price per unit for sunglasses sold by sunglass specialty retailers in 1998 was $63.60, compared to $72.50 per unit in 1997.

     Management believes that misperceptions regarding the dynamics of the sunglass industry in 1995 and 1996 greatly influenced industry results in 1997 and 1998. Management believes that industry consolidation was perceived as industry growth, and sunglass manufacturers, including the Company, used industry sell-in statistics to project sell-through volumes and overestimated 1997 and 1998 top-line growth. As a consequence, retail inventory levels in 1996 far exceeded needs, and retailers began a program which has been described as "reverse distribution" and returned millions of dollars of product to its vendors in 1997 and 1998. The Company processed $10 million, $4.2 million, and $1.5 million in returns from customers in 1997, 1998, and 1999, respectively. Management believes that as a result of overproduction of product manufactured by the Company and others during 1996 and 1997, significant amounts of unsold product remained in the market at the beginning of 1998 and affected the Company's 1998 and, to a lesser extent, its 1999 sales.

BUSINESS STRATEGIES
-------------------

     The Company's objective is to be one of the premier designers and marketers of sunglasses and eyewear. To achieve this goal, the Company has developed and is implementing business strategies to capitalize on growth opportunities within the sunglass and ophthalmic markets. Key elements of the Company's business strategies are as follows:

     FOCUS DISTRIBUTION NETWORK AND EXPAND CUSTOMER BASE. In 1998, the Company began to restructure its sales and distribution efforts by implementing a focused, channel distribution strategy. In 1998, the Company reduced the number of its direct field sales personnel, closed its London sales office and terminated its European sales force, and established a sales strategy for each channel using a combination of direct sales personnel, manufacturers' representatives, and/or distributors as appropriate for the channel. In 1999, the Company has restructured its sales management, and has refined and focused its sales efforts channel by channel, concentrating on developing channels where the Company's brands can have a significant presence and de-emphasizing channels where the Company's brands are less successful . As new brands, such as the Wrangler brand, are added to the Company's business, new distribution channel opportunities will be developed.

     USE NON-TRADITIONAL DISTRIBUTION CHANNELS. The premium sunglass industry has traditionally been perceived as a fashion accessories business with a primary channel of distribution through sunglass specialty retailers. While the Company's sunglass products do include fashion brands that sell well in this traditional channel, the Company also markets sport/function brands which sell primarily through other, more non-traditional channels. The Company believes that its ability to provide products appealing to customers in multiple distribution channels provides the Company with a distinct competitive advantage.

     DEVELOP AN INFRASTRUCTURE TO MANAGE MULTIPLE BRANDS AND CHANGES IN THOSE BRANDS. In 1998 and 1999, the Company has been working to restructure its business to integrate the businesses acquired in 1996 and 1997 and to create an infrastructure that allows the Company to effectively and efficiently manage the business of multiple brands. Management believes that the long-term success of the Company depends upon the Company's ability to manage multiple brands, including from time to time developing new brands, integrating acquired brands, managing the demands of maturing brands, and discontinuing brands that are no longer profitable. To that end, the Company has worked in 1998 and 1999 to restructure its systems and operating processes, its sales and marketing efforts, and its customer service departments to facilitate this multiple-brand management strategy.

     OFFER QUALITY PRODUCTS USING LATEST TECHNOLOGIES. The Company continuously strives to differentiate its products from those of its competitors through introductions of quality products using the latest technologies. The sophisticated geometry of the Company's Gargoyles brand patented dual lens toric curve design permits the Company to offer consumers an extreme wraparound sunglass design with wide coverage without sacrificing overall optical clarity or introducing distortion. In addition, the primary lens material for Gargoyles products is polycarbonate, which provides protection from damaging ultraviolet light, is significantly stronger than safety glass, yet is lightweight. The patented interchangeable lens design of the Gargoyles brand Legends products allows the consumer to adopt multiple styles and functions through the use of different lenses in the same frame.
See "Business --Risk Factors -- Dependence on New Product Introductions."

     LEVERAGE PRODUCT PRODUCTION AND PRODUCTION PLANNING. Several of the Company's vendors provide products for a number of the Company's brands. The Company is continually working with its vendors in an effort to consolidate production of more products with fewer vendors, thereby strengthening the Company's relationships with its remaining vendors and making the Company a more significant customer of those vendors while providing the Company with greater flexibility in product production scheduling. In 1998 and 1999, the Company has restructured and improved its production planning processes. Improved production planning also has resulted in higher product margins as a result of lower labor costs related to the assembly of the Company's Gargoyles and Hobie brand products, and in less inventory of slower-moving goods, which is eventually sold at prices below the Company's list price.

PRODUCTS
--------

     Gargoyles Performance Eyewear Brand Sunglasses
     -----------------------------------------------
     Gargoyles Performance Eyewear is positioned as premium performance eyewear for men and women. Gargoyles products combine proprietary optical technology and polycarbonate lenses with technical mirroring and coating processes and durable, contemporary frames to satisfy the demand of consumers with active outdoor lifestyles. Suggested retail prices for the 12 styles in the Gargoyles Performance Eyewear collection range from $80 to $175. In 1999, Gargoyles introduced its American Lifestyle Collection. This collection is comprised of 9 styles with the same high-performance features of other Gargoyles products with eight-base, distortion-free, polycarbonate lenses. Suggested retail prices for styles in the American Lifestyle Collection range from $50 to $110.

     Gargoyles Protection Eyewear
     ----------------------------
     Gargoyles also offers a line of protective eyewear under its Gargoyles Protective Eyewear collection. There are two styles in the Gargoyles Protective Eyewear line, both of which are clear, polycarbonate versions of Gargoyles' Classic style, and a slightly smaller version of the Classic known as the `85's. In 1997, Gargoyles introduced a line of Gargoyles Protective Safety Eyewear which includes styles which pass ANSI Z87.1 standards, and are, therefore, approved for use in industrial applications. Gargoyles Protective Eyewear also offers a line of accessories including side shields and Rx inserts, for consumers who require prescription eyewear. All protective eyewear styles have toric curved lenses. Suggested retail prices for styles in the Gargoyles Protective Eyewear and Gargoyles Protective Safety Eyewear collections range from $80 to $115.

     Hobie Polarized Sunglasses Brand Sunglasses
     ------------------------------------------
     The Company's Hobie Polarized Sunglasses brand sunglasses are designed and assembled by Gargoyles' subsidiary, H.S.C., under a license agreement with Hobie Designs, Inc. All of the Company's Hobie brand sunglasses are positioned as premium sunglasses for men and women, and all styles have polarized lenses. Polarized lenses are designed to eliminate glare more effectively than regular lenses. The Hobie brand traditionally has had a strong following with consumers active in water sports who seek to eliminate glare from the water. H.S.C. has expanded its product offerings to bring all the benefits of polarized sunglasses to a broader audience, and the outdoor enthusiast now can have both style and function. In addition, in response to the needs of aging consumers with active outdoor lifestyles, almost all Hobie Polarized Sunglasses styles are available with prescription polarized lenses. Hobie Polarized Sunglasses offers 29 styles at suggested retail prices ranging from $90 to $195.

     Stussy Eyegear Brand Sunglasses
     -------------------------------
     Stussy Eyegear is designed and distributed by Gargoyles' subsidiary, Sungold, under a license agreement with Stussy, Inc. The roots of the design of the Stussy Eyegear products are in the surfer beaches of Laguna Beach, California with the edge of the urban street. This image was first exemplified by Shawn Stussy in his Stussy clothing line. Stussy Eyegear is designed for the young consumer aged 18 to 35 who lives a "cool" lifestyle. Stussy Eyegear offers 23 styles at suggested retail prices ranging from $65 to $140.

     Anarchy and Angel Eyewear Brand Sunglasses
     -----------------------------------------
     Anarchy and Angel Eyewear are brands owned and developed by Sungold and were introduced by the Company in April 1997 following the purchase of Sungold. Anarchy and Angel Eyewear are designed for the young consumer aged 18 to 29. Anarchy Eyewear is designed for young men who want to escape from the norm. Anarchy Eyewear is marketed as "a revolution against conformity; what to wear to have attitude." Angel Eyewear is marketed as "divine power for girls who want big air, not big hair; girls who would rather board than be bored." Anarchy Eyewear offers 12 styles at suggested retail prices ranging from $45 to $85. Angel Eyewear offers 6 styles at retail prices ranging from $45 to $65.

     Moderate-Priced and Private Label Products
     ------------------------------------------
     Sungold designs and distributes a line of moderate-priced sunglass products under the name Fusion which are sold in chain stores and specialty retailers. Suggested retail prices for moderate-priced products range from $7 to $20. Sungold also produces private label products. Currently, Sungold is producing a line of private label sunglass products for a number of customers including the Gap and Old Navy.

     Wrangler Eyewear
     ----------------
     In Summer 2000, Gargoyles will launch a line of Wrangler Eyewear under a license agreement with Wrangler Apparel Corp. which initially will be distributed through western specialty stores, optical stores, sunglass specialty stores, military outlets, and farm and fleet stores. Wrangler Eyewear is designed for the western lifestyle consumer and middle-America consumer aged 24 to 51. Wrangler Eyewear will offer 8 styles of sunglasses at suggested retail prices of $39 to $49.

     Private Eyes Brand Accessories and Tomichi Studio Brand Sunglasses
     ------------------------------------------------------------------
     Gargoyles' subsidiary, Private Eyes, which was acquired in 1997, designs and distributes eyewear accessories under its Private Eyes brand and a line of sunglasses and readers under the Company's Tomichi Studio brand. The Private Eyes and Tomichi Studio products are designed for women and are marketed through department stores and optical and specialty chain stores.

PRODUCT DEVELOPMENT
-------------------

     The Company strives to be an innovator in the development of new product styles. Product development personnel dedicated to the development of new products are in place for the Company's brands. The Company also from time to time works with outside consultants and with its vendors' design teams on product development.

     The frequency of product introductions and the length of time a style remains in a particular product line varies with the Company's brands. New styles of technologically-based products, such as the Gargoyles brand products, and products marketed to more mature audiences such as the Hobie brand, historically have been introduced once or twice a year and, although certain styles which do not achieve anticipated levels of consumer acceptance from time to time will be discontinued, certain top-selling styles have remained in the product lines for several years. The Classic style has been in the Gargoyles Performance Eyewear line since 1983 and remains that brand's number one selling style. Fashion-based products and products marketed to the younger consumer such as the Company's Stussy and Anarchy and Angel brand products, are introduced more frequently, and these styles usually remain in a collection for a much shorter period of time.

MANUFACTURING
-------------

     During 1999, management has continued to work to simplify its production policies and procedures and to eliminate redundancies in operations. In addition, the Company has established relationships with new vendors and located new sources of supply which have provided the Company with better quality products at lower prices.

     The Company currently sources its frames, lenses and components from a diverse group of suppliers in the United States, Asia and Europe. Lenses for Gargoyles toric curve products are molded, hard-coated, and mirrored by two suppliers in the United States. Frames for Gargoyles products are currently produced by a network of suppliers in Italy, Japan and the United States. Assembly of Gargoyles products is performed by the Company's vendors and by the Company at its Kent, Washington facility. Frames for the Company's Hobie products are sourced from Europe and Asia, and lenses are sourced from Italy and Japan. Hobie products are assembled at the Company's facility in Kent, Washington. The Company's Stussy, Anarchy and Angel products are sourced from a number of suppliers in Europe and Asia and arrive fully assembled at the Company's Farmingdale, New York facility where they are inspected and packaged. The Company's Gargoyles American Lifestyle Collection, Private Eyes and Tomichi Studio products are sourced from a number of suppliers in Asia, Europe and the United States and arrive fully assembled at the Company's Kent, Washington facility where they are inspected and packaged.

     The Company's cash-flow problems in 1998 and the first half of 1999 affected its relationships with its vendors and suppliers, but management has
worked diligently to reestablish and rebuild those relationships.   Prior to
the June 1999 refinancing, the Company had worked out payment schedules and promissory notes for past due trade indebtedness. After the refinancing, the Company was able to settle other past due accounts, and in many cases at significant discounts. The Company is currently on credit terms with all of
its key vendors.   Management believes that the Company is on good terms with its vendors and will be able to obtain required inventory to fill orders to meet its sales projections in 2000. See "Business -- Forward-Looking Statements."

     For information concerning backlog and backorders, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations_Backlog and Backorders."

DISTRIBUTION
------------

     To preserve the integrity of the Company's branded business, the Company selectively limits its distribution to retailers that market products consistent with the Company's image and pricing strategy and that provide a high level of customer service and technical expertise. Individual accounts are typically selected based on their potential ability to positively represent the Company's brands and technological benefits, reputation for advertising prices at or near the manufacturer's suggested retail price, expected ability to display a wide assortment of the Company's product selections, and demonstrated commitment to merchandising and product knowledge that will support the brand image of the various Company brands.

     In 1999, the Company continued to refine its channel distribution strategy and focused the efforts of its marketing and sales departments on the needs of
customers and consumers in a given channel.   The Company sells its products
through a variety of channels including the traditional sunglass specialty, sport specialty, department store and optical channels. In addition, the Company distributes its products through non-traditional channels including automotive, military, industrial and medical-dental channels. In 2000, the Company will focus on increasing its distribution in existing channels, with special emphasis on the optical channel, and will expand into new channels. With the introduction of its Wrangler Eyewear brand in Summer 2000, the Company will be expanding its distribution in the country western channel.

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

MARKETING AND PROMOTION
-----------------------

     When the Company was a single-brand company offering only Gargoyles products, marketing of the Gargoyles brand was narrowly focused. Marketing initiatives emphasized the performance features and functions of the Gargoyles products. With the acquisition of the Hobie product lines, the Gargoyles brand marketing initiatives and brand positioning became less individualized, and the Gargoyles and Hobie brands were positioned more as fashion brands with similar marketing images and approaches used for both brands. During the last two years, the Company has reexamined each of its brands and, as a result, refocused certain brands, discontinued unprofitable brands, and developed or acquired other brands.

     Products marketed under the Company's oldest brand, Gargoyles Performance Eyewear, were first sold in 1983 and gained early recognition from consumers who appreciate high performance and function from their sunglass products. Placement of the Gargoyles Classic styles on actors such as Arnold Schwarzenegger in the film The Terminator and Clint Eastwood in Sudden Impact helped establish the tough, performance characteristics of Gargoyles products and have been central to Gargoyles brand positioning. The Gargoyles brand also has had a strong following in NASCAR, and NASCAR champion Dale Earnhardt has been an endorser of Gargoyles branded products for many years. The Company's early brand positioning and alliance with Earnhardt and NASCAR continues to grow. In October 1998, the Company entered into three-year endorsement contracts with NASCAR drivers, Dale Earnhardt, Dale Earnhardt, Jr., Ron Hornaday and Steve Park who represent the Company as "Team Gargoyles." In January 2000, the Company renewed its license agreement with Richard Childress Racing, and entered into endorsement contracts with Mike Skinner and several other NASCAR drivers. According to studies published by Performance Research, NASCAR and other motor sporting events is the fastest growing segment in the sports industry, creating the potential for growth in the Gargoyles brand.

     The Company's Hobie Polarized Sunglasses brand positioning has used fishing, surfing and other water sports to emphasize the technical features and benefits of polarized lens technology and the ability of polarized lenses to block glare off of water. Legendary angler, Lefty Kreh, has been an endorser of Hobie sunglasses for nearly a decade.

     The Company's newer brands include its Anarchy and Angel Eyewear brands, launched by Sungold in 1996. The Company's use of youthful, free-spirited, counter-culture brand positioning, extreme wrap product styling, and a close alliance with young athletes, has resulted in rapid growth of its Anarchy and Angel branded business to approximately $10 million in 1999. More than 100 athletes endorse Anarchy and Angel Eyewear, including champion surfers, Cory Lopez and Rochelle Ballard, and competitive snowboarder, Kevin Jones.

     Brand positioning of the Company's Stussy Eyegear business is closely aligned with the fashion positioning of the Stussy clothing line.

     Brand positioning for the Company's newest brand, Wrangler Eyewear, to be launched in Summer 2000, will emphasize the country and western life-style and will leverage the tremendous market share of the Wrangler brand with middle-income Americans.

CUSTOMER SERVICE
----------------

     The Company's ultimate objective with respect to customer service is quite simple: to make it easier for our customers to do business with us.
Realignment of the sales and marketing efforts of the Company during the past two years has also affected the Company's customer service department. New management was hired, certain positions were eliminated, and certain other positions were realigned and dedicated to the support of individual brands. Performance goals were established for the department, and performance against the goals is closely monitored. Signifying its commitment to our customers, in 1999 the department changed its name to the "Customer Satisfaction" department.

PRINCIPAL CUSTOMERS
-------------------

     Net sales to the Company's 10 largest customers during the years ended December 31, 1999, 1998, and 1997 accounted for approximately 49%, 33% and 50%, respectively. Sunglass Hut, the Company's largest customer, accounted for approximately 26%, 14% and 21% of the Company's consolidated net sales for the same periods. As of December 31, 1999, the Company's Stussy and Anarchy brand products are sold in more than 1600 Sunglass Hut locations, and Angel Eyewear in more than 800 locations throughout the world. The Company's Gargoyles Performance Eyewear brand products are sold in approximately 500 Sunglass Hut locations in the United States. See "Business -- Forward-Looking Statements and "Business _- Risk Factors _ Dependence on Sunglass Hut."

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

     PATENTS AND TRADEMARKS. As of December 31, 1999, the Company had three U.S. utility patents in effect relating to eyewear, including patents directed to the dual lens toric curve technology. As of December 31, 1999, the Company had one utility patent application pending in the United States.

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

     As of December 31, 1999, the Company had registered 35 U.S. trademarks and 36 international trademarks relating primarily to the names Gargoyles and its G logo, Anarchy and its A logo, and Private Eyes. In addition, the Company has licensed the right to use the Hobie, Stussy, and Wrangler trademarks for use on eyewear products pursuant to the terms of agreements with third parties. The Company has not licensed its trademarks for use by other parties for the manufacture and sale of sunglass products. See "Business_ Risk Factors _ Uncertain Protection of Intellectual Property Rights."

     While there can be no assurance that the Company's patents or trademarks protect its proprietary information and technologies, the Company intends to continue to assert its intellectual property rights against any infringer. Although the Company's assertion of its rights could result in substantial cost to, and diversion of effort by, the Company, management believes that protection of the Company's intellectual property rights is a key component of the Company's business strategy. See "Business-- Forward-Looking Statements."

     TRADE SECRETS. The Company also relies on unpatented trade secrets for the protection of certain intellectual property rights. The Company protects its trade secrets by requiring its employees, consultants and other agents and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information or adequate remedies in the event of unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets. See "Business _ Forward Looking Statements."

COMPETITION
-----------

     The Company competes in the premium segment of the sunglass market, which is fragmented and highly competitive. The Company competes with a number of established companies, including Luxottica Group S.P.A, which purchased the Ray Ban, Killer Loop, Arnette and Revo brands from Bausch & Lomb in June 1999, and Oakley, Inc., which together control more than 60% of the U.S. premium sunglass market segment. In the polarized sunglass segment, the Company competes against Maui Jim and Costa del Mar brands. Several of these companies in the premium sunglass and protective eyewear markets have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors that also have greater financial and other resources than the Company.

     The premium sunglass market is susceptible to rapid changes in consumer preferences that could affect acceptance and sales of the Company's products. The major competitive factors include brand recognition, methods of distribution, fashion trends, and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of quality, performance, technology, intellectual
property protection and customer service.   See "Business-- Forward-Looking
Statements" and "Business _ Risk Factors _ Highly Competitive Market."

EMPLOYEES
---------

     As of February 15, 2000, the Company had 197 employees, of which 70 were full-time salaried, 121 were full-time hourly, 1 was part-time salaried, and 5 were part-time hourly. The Company is not a party to any labor agreement and none of its employees is represented by a labor union. The Company considers its relationship with its employees to be very good, and has never experienced a work stoppage.

RISK FACTORS
------------

     Investment in securities of the Company involves a high degree of risk, as the Company's business, results of operations and financial condition are subject to many risks and uncertainties, including, without limitation, those set forth below. The following risk factors, among others, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements in this report and presented elsewhere by management from time to time. See "Business --Forward-Looking Statements."

     Dependence On Key Personnel
     ---------------------------
     The Company's operations depend to a significant extent on the efforts of its senior management most of whom have worked together for a relatively short period of time. Leo Rosenberger, the Company's Chief Executive Officer and Chief Financial Officer, and Cynthia Pope, the Company's Ex. Vice President, General Counsel and Secretary, joined the Company February 1, 1998. In 1998 and 1999 there was considerable turnover in management positions below the senior officer level. The Company is seeking to develop an able, efficient management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. The Company's success is highly dependent on its continuing ability to identify, hire, train, retain and motivate highly qualified management, product design, marketing, production and sales personnel. The Company's operations could be adversely affected if, for any reason, such key personnel do not continue to be active in the Company's management.

     Highly Competitive Market
     -------------------------
     The premium segment of the sunglass market is highly competitive. The Company competes with a number of established companies, including Luxottica Group, S.P.A., the marketer of the Ray Ban, Killer Loop, Arnette and Revo brands, and Oakley, Inc., which the Company believes together control more than 60% of the premium sunglass market segment, and with several companies having smaller but significant market shares. Several of these companies have substantially greater resources and better name recognition than the Company and sell their products through broader and more diverse distribution channels. The Company could also face competition from new competitors, including established branded consumer products companies that also have greater financial and other resources than the Company. In addition, as the Company expands internationally, it will face substantial competition from companies that have already established their products in international markets and consequently have significantly more experience in those markets than the Company. The major competitive factors in the premium sunglass market include method of distribution, brand recognition, fashion trends, and the number and range of products offered. In addition, to retain and increase its market share, the Company must continue to be competitive in the areas of quality and performance, technology, intellectual property protection and customer service. See "Business _ Competition."

     Dependence On Sunglass Hut
     --------------------------
     Sales to Sunglass Hut, a sunglass specialty retail chain, accounted for approximately 21%,14% and 26% of the Company's net sales for the years ended December 31, 1997, 1998 and 1999, respectively. Historically, Sunglass Hut has contributed significantly to the Company's business and overall growth. The Company does not have a purchase agreement with Sunglass Hut, and a substantial decline in purchases of the Company's products by Sunglass Hut could have a material adverse effect on the Company's business, prospects, financial condition and operating results. See "Business -- Principal Customers."

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

     Reliance On Limited Sources Of Supplies
     ---------------------------------------
     The Company relies on a single source of supply for several of its products and components, including several of its frames. The effect on the Company of the loss of any of such sources or of a disruption in their business will depend primarily on the length of time necessary to find a suitable alternative source. The loss of a source for a particular product or frame or any disruption in such source's business or failure by it to meet the Company's product needs on a timely basis could cause, at a minimum, temporary shortages in materials and could have a material adverse effect on the Company's business, prospects, financial condition and operating results. There can be no assurance that precautions taken by the Company will be adequate or that alternative sources of supply can be located or developed in a timely manner. See "Business -- Manufacturing."

     The Company's toric curve lens, which is used in manufacturing many of the Gargoyles Performance Eyewear branded products, can be produced only from the Company's molds, which are operated by the Company's suppliers. If a mold were to become damaged or unavailable for an extended period, the Company could experience a shortage of its Classic lens, which could adversely affect the Company's operating results.

     Litigation Risks
     ----------------
     The Company is involved in certain legal proceedings. See "Legal Proceedings." While the Company uses its best judgment based on available information to assess its exposure in pending and threatened legal proceedings, litigation is inherently uncertain, and the Company's assessment of pending and threatened claims may change as more information is developed over the course of the proceeding. Further, it is extremely difficult to predict the outcome of litigation, even when all the evidence is available. Accordingly, results of any particular claim may differ significantly from those anticipated by the Company.

     Uncertain Protection Of Intellectual Property Rights
     ----------------------------------------------------
     The Company relies, in part, on patent, trade secret, unfair competition, trade dress, trademark and copyright laws to protect its rights to certain aspects of its products and to protect its competitive position and its rights to certain aspects of its products. There can be no assurance that any pending trademark or patent application will result in the issuance of a registered trademark or patent, that any trademark or patent granted will be effective in discouraging competition or be held valid if subsequently challenged or that others will not assert rights in, and ownership of, the patents and other proprietary rights of the Company. In addition, there can be no assurance that the actions taken by the Company to protect its proprietary rights will be adequate to prevent imitation of its products, that the Company's proprietary information will not become known to competitors, that the Company can meaningfully protect its rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on the Company's intellectual property rights. The Company has in the past been, and is currently, involved in litigation concerning its proprietary rights. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. See "Business _ Intellectual Property."

     Consistent with the Company's strategy of vigorously defending its intellectual property rights, the Company has devoted substantial resources to the enforcement of patents issued and trademarks granted to the Company, to the protection of trade secrets, trade dress or other intellectual property rights owned by the Company and to the determination of the scope or validity of the proprietary rights of others that might be asserted against the Company. A substantial increase in the level of potentially infringing activities by others could require the Company to increase significantly the resources devoted to such efforts. In addition, an adverse determination in litigation could subject the Company to the loss of its rights to a particular patent, trademark, copyright or trade secret, could require the Company to grant licenses to third parties, could prevent the Company from manufacturing, selling or using certain aspects of its products or could subject the Company to substantial liability, any of which could have a material adverse effect on the Company's business, prospects, financial condition and operating results.

     Seasonality Of Business
     -----------------------
     The Company's business is affected by economic factors and seasonal consumer buying patterns. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations _ Seasonality."


ITEM 2.   PROPERTIES
--------------------

The following table sets forth the real property leases to which the Company was a party as of December 31, 1999.

   Location        Sq. Ft.                    Corporate Function
---------------    -------        -------------------------------------------
Kent, WA            26,000        Corporate headquarters and product assembly
Kent, WA            25,000        Shipping and warehousing
Farmingdale, NY     26,000        Offices and shipping and warehousing
New York, NY        1,500         Showroom

Management believes that the Company's current facilities will be sufficient to meet the Company's operating needs for the foreseeable future. See "Business -
- Forward Looking Statements."


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     On November 18, December 4 and December 9, 1998 the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes. The Company has reached agreement with the Department of Revenue on the facts of the case, but a final tax assessment has not yet been calculated by the Department of Revenue or reviewed and agreed by the Company. The Company has recorded a provision which management believes is sufficient to cover the tax assessment in this case when the assessment is finally determined.

     On May 11, 1998, Morris Rosenbloom & Co., Inc. filed an action against the Company in the Supreme Court of the State of New York for Wayne County, under Index No. 44010. In the lawsuit, plaintiff alleges breach of contract due to the Company's failure to accept a return of sunglasses under the terms of a Repurchase Agreement between Morris Rosenbloom and the Company. Plaintiff claims damages from the Company in excess of $500,000. The Company has retained counsel to represent it in this matter and is defending vigorously the plaintiff's claims. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position. See " Business -- Forward-Looking Statements."

     On December 28, 1999, Hobie Designs, Inc. filed an action against Gargoyles and H.S.C. in the Superior Court of California, County of Orange under Case No. 818816. Upon motion of Gargoyles and H.S.C., on February 4, 2000, the case was removed to Federal Court and is now pending in the United States District Court for the Central District of California under Case No. SA-CV00-100 DOC. In the lawsuit, Hobie Designs alleges breach of the License Agreement under which H.S.C. has the right to use the Hobie trademark in connection with the marketing and sale of eyewear and related products. Hobie Designs claims damages in an unspecified amount and seeks termination of the License Agreement. Gargoyles and H.S.C. have retained counsel to represent them in this matter and intend to defend vigorously the plaintiff's claims. It is the Company's position that no material breach of the Hobie license agreement has occurred. There can be no assurance, however, that this case will be resolved successfully and that the Company's position will ultimately prevail. Failure to resolve this matter successfully could require the Company to modify the license agreement to the Company's disadvantage or could result in the loss of H.S.C.'s right to market eyewear under the Hobie brand. See "Business -- Forward-Looking Statements, " and "Business -- Risk Factors -- Litigation Risks".

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1999.


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

              1998                      HIGH                 LOW
              ----                      ----                 ---
              First Quarter           $ 4.50               $ 2.63
              Second Quarter          $ 3.50               $ 1.00
              Third Quarter           $ 1.63               $ 0.13
              Fourth Quarter          $ 0.63               $ 0.15

              1999
              ----
              First Quarter           $ 0.44               $ 0.19
              Second Quarter          $ 0.40               $ 0.10
              Third Quarter           $ 0.57               $ 0.13
              Fourth Quarter          $ 0.45               $ 0.10

     As of March 1, 2000, there were 138 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is much higher. On March 1, 2000, the Company's Common Stock traded at a high of $0.46 and a low of $0.42.

     The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and subject to the rights of holders of Series A Preferred Stock, and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. On June 1, 1999, Gargoyles issued 10 million shares of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive dividends payable in preference and priority to any payment of dividends to holders of Gargoyles common stock. The rights of the holders of Series A Preferred Stock to such dividends are cumulative and accrue to the Series A Preferred Stockholders at a rate per annum equal to the rate of interest declared by U.S. Bank as its Reference Rate plus 75 basis points, but never less than 8% per annum. Unpaid accumulated dividends are payable by the Company upon a conversion of Series A Preferred Stock to common stock, provided, however, that a cash dividend is payable only if the Company has paid all principal and interest on any indebtedness secured by all of the Company's assets.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The following selected financial data is derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

                                                             Fiscal Year Ended
                                         ----------------------------------------------------------
                                                                December 31,
                                         ----------------------------------------------------------
                                           1999         1998       1997(1)     1996(1)       1995
                                         --------    ---------    ---------   --------     --------
                                                   (in thousands, except per share data)
Net sales
  Gargoyles                              $  6,776    $  9,019     $ 12,975    $ 26,994     $ 17,896
  Hobie                                     4,063       5,768        9,562       6,100            -
  Kindling                                      -       1,346        2,964           -            -
  Sungold                                  21,667      16,927       10,992           -            -
  Private Eyes                                832       3,546        4,504           -            -
                                          --------   ---------    ---------    --------     --------
Total Net Sales                            33,338      36,606       40,997      33,094       17,896
Cost of sales                              14,095      16,225       18,797      14,231        7,017
                                          --------   ---------    ---------    --------     --------
Gross profit                               19,243      20,381       22,200      18,863       10,879
                                          --------   ---------    ---------    --------     --------
License income                                434         966          526         480          480

Sales and marketing, general and
  administrative, shipping and
  warehousing, product development,
  and stock compensation expenses          16,557      24,488       30,572      19,983       10,482
Provision for doubtful accounts                47       2,630        1,330         166           67
Interest expense                            2,644       3,337        1,974       1,988        1,043
Loss on disposition of assets
  and related                                   -      11,008            -           -            -
Severance, relocation and other               352       1,497        3,232           -        2,064
                                          --------   ---------    ---------    --------     --------
  Total expenses                           19,600      42,960       37,108      22,137       13,656
                                          --------   ---------    ---------    --------     --------
Net income (loss)                         $    77    $(21,613)    $(14,382)    $(2,794)     $(2,297)
                                          ========   =========    =========    ========     ========
Accrued preferred stock dividend              505           -            -           -            -
                                          --------   ---------    ---------    --------     --------
Net income (loss) available
  for common shareholders                 $  (428)   $(21,613)    $(14,382)    $(2,794)     $(2,297)
                                          ========   =========    =========    ========     ========
Pro forma net income (loss)                                                                 $(2,343)
                                                                                            ========
Basic and diluted net loss
  per common share(2)                     $  (.05)   $  (2.77)    $  (1.94)    $ (0.47)
                                          ========   =========    =========    ========
Pro forma basic and diluted
  net income (loss) per share (2)                                                           $ (0.43)
                                                                                            ========
Weighted average shares used in
  computing basic and diluted net
  income (loss) per common share and
  pro forma basic and diluted net
  income (loss) per common share (2)        7,822       7,813        7,428       5,946        5,450
                                            =====       =====        =====       =====        =====
Balance Sheet Data (End of Period):
----------------------------------
  Working capital (deficit)               $ 6,206    $(28,545)     $11,392     $15,600      $(2,692)
  Total assets                             28,213      28,008       50,614      27,678       11,476
  Current liabilities, less current
    maturities of long-term debt            6,699      13,053       14,876       5,728       10,563
  Long-term debt, including
    current maturities                     25,433      28,526       29,160           -        7,367
  Shareholder's equity (deficit)           (4,824)    (14,172)       6,577      20,903       (7,204)

-------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

OVERVIEW
--------

     The Company designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes primarily in the premium sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company was founded in 1983 to develop a high-performance sunglass using the Company's patented dual-lens toric curve technology. This toric curve technology continues today to be the foundation for the Company's Gargoyles Performance Eyewear and Gargoyles Protective Eyewear brand sunglasses. The Company remained a single-brand company, selling only Gargoyles branded products until its purchase of the Hobie business in 1996 and its purchase of the Sungold and Private Eyes businesses in 1997.

     In a March 22, 1995 recapitalization, an investor group led by Trillium Corporation acquired a controlling interest in the Company, and took the Company public in late 1996. 1,954,465 new shares of Gargoyles common stock were issued at a price of $16 per share. The initial public offering raised $27 million in net proceeds for the Company, $19 million of which was used to repay debt.

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

     In early 1998, the Company's board of directors hired a turn-around team led by Leo Rosenberger, the Company's Chief Executive Officer and Chief Financial Officer, to restructure the Company. In January 1998, the Company's credit facility with the Bank was amended to defer principal payments and to provide the Company with funds to begin its restructuring. The turn-around team spent significant time and effort in 1998 examining the Company's operations, and reviewing and investigating the causes and results of the Company's 1997 financial performance. During 1998, the Company cut its expense levels nearly in half to levels that could be sustained by operations, sold or discontinued unprofitable operations, negotiated termination of leases and other endorsement contracts and license agreements which reduced the Company's contingent liabilities by more than $24 million, refocused its brands and its marketing efforts, solidified its relationships with its bank and with its key vendors and key customers, improved the quality of its products while at the same time reducing the costs of its products, restructured its operations, and improved its processes and systems to make it easier for its customers to do business with the Company. The Company's restructure process was difficult and costly. See Notes 12, 14, 16 and 17 to Consolidated Financial Statements.

     During 1999, the Company continued the integration of acquired operations, particularly in management information systems and sales management, continued cost disciplines, focused on new business development with the promotion of a member of senior management to Senior Vice President of New Business Development, and in June 1999, recapitalized the Company and restructured its indebtedness in a transaction with its lender, U.S. Bank. In 1999, the Company achieved record sales in the fourth quarter and recorded annual profits for the first time in five years.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------

     NET SALES. Net sales decreased $3.3 million or 8.9% to $33.3 million for the year ended December 31, 1999 from $36.6 million for the year ended December 31, 1998. This decrease was primarily due to the disposition of various unprofitable businesses during 1998, which included the sale of the Company's Timberland Eyewear division, the termination of the Ellen Tracy License Agreement and the closing of the Company's London office, and to the Company's continuing focus on profitable sales practices

     GROSS PROFIT. Gross profit decreased $1.1 million or 5.6% to $19.2 million for the year ended December 31, 1999 from $20.4 million for the year ended December 31, 1998. Gross margin increased to 57.7% in 1999 from 55.7% in 1998 primarily due to an increase in the percentage of total sales from the Company's Sungold subsidiary which sold products in 1999 at margins generally higher than margins on other Company products and to reduced sales of excess inventory in the 1999 period.

     LICENSE INCOME. License income was $434,000 and $966,000 for the years ended December 31, 1999 and 1998, respectively. This decrease was due primarily to a 1998 royalty payment from Aearo Corporation as part of a structured settlement of the Company's patent infringement litigation against Aearo. The Company recognized $600,000 of license income in 1998 as compared to $200,000 in 1999. The total royalty payment of $1.2 million is recognized over its estimated economic life, and $400,000 is recorded as deferred income at December 31, 1999. See "Business -- Intellectual Property" and Note 1 to the Consolidated Financial Statements.

     COSTS AND EXPENSES. Costs and expenses decreased to $19.6 million for the year ended December 31, 1999 from $43.0 million for the year ended December 31, 1998, primarily as a result of management's cost savings initiatives, including reducing payroll, closing unprofitable operations, and eliminating unprofitable license agreements, and recognition of losses on disposition of assets and related in 1998. As a percentage of net sales, costs and expenses decreased to 58.8% in 1999 from 117.4% in 1998.

     Sales and marketing expenses decreased $5.8 million or 38.4% from $15.2 million in 1998 to $9.4 million in 1999 primarily as a result of closing the Company's London office, terminating the Ellen Tracy license, and reducing national advertising expenditures. As a percentage of net sales, sales and marketing expenses decreased to 28.1% in 1999 from 41.5% in 1998.

     General and administrative expenses decreased $1.5 million or 21.9% from $7 million in 1998 to $5.5 million in 1999. $617,000 of the reduction was related to favorable settlements of various previously estimated trade liabilities and contingencies. The balance was primarily the result of management's cost savings initiatives and restructuring activities. As a percentage of net sales, general and administrative expenses decreased to 16.5% in 1999 from 19.2% in 1998.

     Shipping and warehousing expenses decreased $557,000 or 24.7% in 1999, primarily as a result of management's cost savings initiatives and reduced sales levels. As a percentage of net sales, shipping and warehousing expenses decreased to 5.1% in 1999 as compared to 6.2% in 1998.

     Provision for doubtful accounts decreased $2.6 million or 98.2% in 1999, primarily as a result of the recording of a provision in 1998 for receivable balances that were no longer deemed collectible. As a percentage of net sales, provision for doubtful accounts decreased to 0.1% in 1999 from 7.2% in 1998.

     Interest expense was $2.6 million for the year ended December 31, 1999 and was $3.3 million for the year ended December 31, 1998. The decrease in 1999 was due primarily to a decrease in indebtedness resulting from the June 1999 bank debt restructure. See "--Liquidity and Capital Resources."

     Loss on disposition of assets and other related costs were $0 in 1999 compared to $11 million in 1998. The 1998 amount included (1) a non-cash charge of $8.9 million related to the write-down of goodwill, certain intangible assets, deferred marketing costs and other assets related to the termination of the Ellen Tracy license agreement and related Ellen Tracy Eyewear business, see Note 14 to Consolidated Financial Statements, (2) a charge to earnings of $1.6 million resulting from the sale of the assets of Kindling and the termination of the related Timberland license, see Note 12 to Consolidated Financial Statements, and (3) costs of $476,000 relating to the closing of the London office, consisting principally of a non-cash write-off of start-up costs of $279,000, severance and other closing costs. See Note 16 to Consolidated Financial Statements.

     The Company recognized other expense of $352,000 in 1999 primarily due to employee severance payments and benefits and executive bonuses related to restructuring and recapitalization of the Company. In comparison, severance, relocation and (net) other expenses of $1.5 million in 1998 included $260,000 of costs associated with the termination of the lease on the Company's Lynnwood, Washington facility; a $263,000 reserve against certain notes receivable and guaranteed loans payable related to a former subsidiary; a gain of $405,000 related to certain notes receivable from the Company's former president and CEO; write-off of obsolete production related costs and assets for discontinued product lines of $289,000; write-off of trade credits of $211,000. Additionally, 1998 other expenses included estimated restructuring compensation and other related contingencies of $652,000 and other expenses of $227,000, including termination costs associated with endorsement contracts and other miscellaneous expenses. See Note 17 to Consolidated Financial Statements.

     INCOME TAX BENEFIT. The Company's income tax benefit was zero for the years ended December 31, 1999 and 1998. Since the Company could not determine that it was more likely than not that the deferred tax asset was recoverable, the Company recorded a 100% valuation allowance against its net tax assets at December 31, 1999 and 1998.

     NET INCOME (LOSS). As a result of the items discussed above, the Company's net income was $77,000. Net (loss) available for common shareholders was $(428,000) or $ (.05) per diluted common share for the year ended December 31, 1999 after the deduction of accrued dividends on preferred stock of $505,000, compared to a net (loss) of $(21.6 million) or $(2.77) per common share for the year ended December 31, 1998. There were no preferred shares outstanding in 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------

     NET SALES. Net sales decreased $4.4 million or 10.7% to $36.6 million for the year ended December 31, 1998 from $41.0 million for the year ended December 31, 1997. This decrease was primarily the result of lost sales resulting from the Company's inability to pay for inventory to fill orders, disposition of the Timberland Eyewear operation, and termination of the Ellen Tracy license agreement, which were partially offset by increased sales from the Company's Sungold subsidiary which was acquired in April 1997. Net sales include twelve months of sales for Sungold in the 1998 period as compared to nine months of sales in the 1997 period. The Company's net sales also continue to be affected by returns from Sunglass Hut, the Company's largest customer. Returns from Sunglass Hut were approximately $1.6 million in 1998 compared to $5.0 million in 1997. The Company's sales to Sunglass Hut were approximately 14% of net sales for the year ended December 31, 1998 compared with 21% for the year ended December 31, 1997.

     GROSS PROFIT. Gross profit decreased $1.8 million or 8.1% to $20.4 million for the year ended December 31, 1998 from $22.2 million for the year ended December 31, 1997. Gross margin increased to 55.7% in 1998 from 54.2% in 1997 primarily due to an increase in the percentage of total sales from the Company's Sungold subsidiary which sold products in 1998 at margins generally higher than margins on other Company products.

     LICENSE INCOME. License income was $966,000 and $526,000 for the years ended December 31, 1998 and 1997, respectively. This increase was due to a royalty payment of $1.2 million from Aearo Corporation as part of a structured settlement of the Company's patent infringement litigation against Aearo. $600,000 of the Aearo payment was recorded as deferred license income and is being amortized over the three-year estimated economic life of the license. See "Business -- Intellectual Property" and Note 1 to the Consolidated Financial Statements.

     COSTS AND EXPENSES. Costs and expenses increased to $42.9 million for the year ended December 31, 1998 from $37.1 million for the year ended December 31, 1997, primarily from the recognition of losses on disposition of assets and related. These costs were partially offset by management's cost savings initiatives, including reducing payroll, closing unprofitable operations, and eliminating unprofitable license agreements. As a percentage of net sales, costs and expenses increased to 117.4% in 1998 from 90.5% in 1997.

     Sales and marketing expenses decreased $5.5 million or 26.7% from $20.7 million in 1997 to $15.2 million in 1998 primarily as a result of closing the Company's London office, terminating the Ellen Tracy license, reducing national advertising expenditures, and reducing the number of NASCAR race sponsorships. As a percentage of net sales, sales and marketing expenses decreased to 41.6% in 1998 from 50.6% in 1997.

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

     Provision for doubtful accounts increased $1.3 million or 97.7% in 1998, primarily as a result of write off of receivable balances that were no longer deemed collectible. As a percentage of net sales, provision for doubtful accounts increased to 7.2% in 1998 from 3.2% in 1997.

     Interest expense was $3.3 million for the year ended December 31, 1998 and was $2.0 million for the year ended December 31, 1997. The increase in 1998 was due primarily to increased levels of indebtedness and the amortization of related loan fees.

     Loss on disposition of assets and other related costs of $11 million in 1998 include (1) a non-cash charge of $8.9 million related to the write-down of goodwill, certain intangible assets, deferred marketing costs and other assets related to the termination of the Ellen Tracy license agreement and related Ellen Tracy Eyewear business, see Note 14 to Consolidated Financial Statements,
(2) a charge to earnings of $1.6 million resulting from the sale of the assets of Kindling and the termination of the related Timberland license, see Note 12 to Consolidated Financial Statements, and (3) costs of $476,000 relating to the closing of the London office, consisting principally of a non-cash write-off of start-up costs of $279,000, severance and other closing costs. See Note 16 to Consolidated Financial Statements.

     Severance, relocation and (net) other expenses of $1.5 million in 1998 included $260,000 of costs associated with the termination of the lease on the Company's Lynnwood, Washington facility; a $263,000 reserve against certain notes receivable and guaranteed loans payable related to a former subsidiary; a gain of $405,000 related to certain notes receivable from the Company's former president and CEO, compared to an expense in 1997 of $611,000 to fully reserve the notes receivable; write-off of obsolete production related costs and assets for discontinued product lines decreased to $289,000 from $720,000 in 1997; write-off of trade credits decreased to $211,000 in 1998 from $729,000 in 1997. Additionally, 1998 other expenses included estimated restructuring compensation and other related contingencies of $652,000 and other expenses of $227,000, including termination costs associated with endorsement contracts and other miscellaneous expenses. See Note 17 to Consolidated Financial Statements.

     INCOME TAX BENEFIT. The Company's income tax benefit was zero for the years ended December 31, 1998 and 1997. Since the Company could not determine that it was more likely than not that the deferred tax asset was recoverable, the Company recorded a 100% valuation allowance against its net tax assets at December 31, 1998 and 1997.

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

     In 1998, cash provided by the Company's operating activities totaled $620,000 even though the Company's net loss for 1998 was $21.6 million. The Company used $731,000 in investing activities, primarily to fund a royalty payment to the seller of the Sungold business production and office equipment. No further payments are due under the terms of the Sungold purchase agreement or royalty agreement. Cash used by the Company's financing activities, which consisted almost exclusively of bank repayments, totaled $634,000. At December 31, 1998, the Company had unused sources of liquidity of $656,000 consisting of cash of $194,000 and available bank borrowings of $462,000.

     Cash used in the Company's operating activities in 1999 totaled $5.2 million and consisted primarily of payments to vendors on accounts payable and other payments of $5.1 million. In addition, the Company increased accounts receivable by $1.6 million, increased inventories by $16,000 and decreased
other current assets and other assets by $169,000.   Cash used in the Company's
investing activities in 1999 to fund acquisitions of property and equipment totaled $223,000. Additional cash used in the Company's 1999 investing activities in connection with the payment of royalties to the seller pursuant to the Sungold acquisition was $1.3 million. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $6.7 million for 1999. At December 31, 1999, the Company had unused sources of liquidity of $2.3 million consisting of cash of $161,000 and available bank borrowings of $2.1 million.

     On June 1, 1999, the Company completed a transaction with its lender, U.S. Bank, for the restructure of its credit facility with the bank and a recapitalization of the Company. As a result of the refinancing, the Company's indebtedness to U.S. Bank was decreased by $10 million, and the balance of the loans were restructured into $19.5 million of term loans with maturity dates of June 1, 2005, and a commitment for a $9 million revolving loan. The revolving loan consists of three one-year commitment periods expiring on January 31 of 2000, 2001 and 2002. The commitment periods for the revolving loan are extended in successive one-year periods subject to the Company's compliance with loan covenants and repayment obligations. No principal payments are due under $3 million of the term loans until their maturity date; principal payments under $7.5 million of the term loans are based on a percentage of excess cash as defined in the credit agreement; and annual principal payments under the remaining $9.5 million term loan, which had an outstanding principal balance at December 31, 1999 of $9.4 million, are scheduled as follows:

                    2000            900,000
                    2001          1,500,000
                    2002          2,000,000
                    2003          2,000,000
                    2004          2,000,000
                    2005          1,000,000
                    ----         ----------
                                 $9,400,000
                                 ==========

     Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the credit agreement. The credit agreement also prohibits the Company from paying dividends to its shareholders.

     In exchange for $10 million of debt, Gargoyles issued 10 million shares of Gargoyles Series A Preferred Stock to U.S. Bank. The Series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles common stock, or 79% of the authorized capital of Gargoyles on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, owns 400,000 shares of Gargoyles common stock, or 1% of the authorized capital of Gargoyles, giving US. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of Gargoyles on a fully-diluted basis. The Series A Preferred Stock annually accrues a cumulative dividend equal to the U.S. Bank Reference Rate plus 75 basis points. See Note 11 to Consolidated Financial Statements.

     As a result of the Company's restructure efforts, the costs controls which have been established, and the restructure of the Company's indebtedness, management believes that cash flow from operations and available borrowings will be sufficient to meet its operating needs and capital expenditure requirements for the foreseeable future. See "Business -- Forward-Looking statements."

INFLATION
---------

     General inflation has not had a significant impact on the Company over the past three years. The Company continues to manage cash flow through programs designed for cost containment and productivity improvements. Management does not expect inflation to have a significant impact on the Company's results of operations or financial condition in the foreseeable future.


NET OPERATING LOSS CARRY-FORWARDS
---------------------------------

     At December 31, 1999, the Company had net operating loss carry-forwards for federal tax purposes of at least $20.0 million to offset future taxable income. This amount is based on U.S. Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry-forwards, and the Company's interpretation of Internal Revenue Code Section 382. Code Section 382 addresses limitations on the use of net operating loss carry-forwards following a change in ownership, as defined in Section 382. The Company believes it has a reasonable basis for its position. If, however, the Company's operations were profitable in the future and the Company's position were found to be incorrect, there may be significant limitations on the use by the Company of these net operating loss carry-forwards. Any significant limitation on the Company's use of its net operating loss carry-forwards would result in an increase in the Company's tax liability and a reduction of its net income and available cash resources. See
Note 8 to Consolidated Financial Statements.

SEASONALITY
-----------

     The Company's business is affected by economic factors and seasonal consumer buying patterns. The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases. See "Business -- Risk Factors _ Seasonality of Business." The following table contains quarterly net sales for the Company in 1999 and 1998:

                                               Quarter
                         ----------------------------------------------------
Year Ended:                First          Second        Third      Fourth
                          --------       --------       ------     ------
                                            (in thousands)
December 31, 1999
 Net sales                $ 9,348        $10,064        $6,631     $7,296
December 31, 1998
 Net sales                $11,479        $13,176        $9,063     $2,889



BACKLOG AND BACKORDERS
----------------------

     The Company's backlog (which represents all unshipped orders, regardless of the scheduled shipping date) was $4,272,306 and $3,201,116, at December 31, 1999 and 1998, respectively

     The Company's backorders (which represent orders for merchandise remaining unshipped beyond its scheduled shipping date) were at $297,488 and $268,147 on December 31, 1999 and 1998, respectively.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                       INDEX TO FINANCIAL STATEMENTS
                       -----------------------------
                                                                          Page
                                                                         Number
                                                                         ------
Report of BDO Seidman, LLP, Independent Auditors.......................    22
Report of Ernst & Young LLP, Independent Auditors......................    23
Gargoyles, Inc. Consolidated Financial Statements
  Consolidated Balance Sheets..........................................    24
  Consolidated Statements of Operations................................    25
  Consolidated Statements of Shareholders' Equity......................    26
  Consolidated Statements of Cash Flows................................    27
  Notes to Consolidated Financial Statements...........................    28
Schedule II
  Consolidated Valuation and Qualifying Accounts.......................    42

             Report of Independent Certified Public Accountants
             --------------------------------------------------



To the Board of Directors and Shareholders
Gargoyles, Inc.

We have audited the accompanying consolidated balance sheets of Gargoyles, Inc. and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gargoyles, Inc. and subsidiaries at December 31, 1999 and 1998, and the related consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Seattle, Washington
March 14, 2000

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
             -------------------------------------------------



The Board of Directors and Shareholders
Gargoyles, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Gargoyles, Inc. for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the index at Item 14(a) relating to the year ended December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gargoyles, Inc. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP


Seattle, Washington
March 30, 2000

                                GARGOYLES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  A S S E T S
                                                        December 31,
                                              -------------------------------
                                                   1999              1998
                                              -------------     -------------
Current assets:
  Cash and cash equivalents                   $    161,472      $    194,314
  Trade receivables, net                         3,761,517         2,251,226
  Inventories                                    8,342,717         8,607,357
  Other current assets and prepaid expenses      1,539,609         1,982,180
                                              -------------     -------------
Total current assets                            13,805,315        13,035,077

Property and equipment, net                      1,084,051         1,510,333
Intangibles, net                                13,049,942        13,004,935
Other assets                                       273,257           457,599
                                              -------------     -------------
Total assets                                  $ 28,212,565      $ 28,007,944
                                              ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  3,963,182      $  5,923,196
  Accrued expenses and other current
   liabilities                                   2,735,658         7,130,212
  Current maturities of long-term debt             900,000        28,526,379
                                              -------------     -------------
Total current liabilities                        7,598,840        41,579,787

Long-term debt, net of current maturities       24,533,104                 -

Deferred License Income and Other                  904,841           600,000

Shareholders' equity:
  Preferred stock, no par value,
   authorized, issued and outstanding
   shares -- 10,000,000 and 0, respectively      9,810,000                 -
  Common stock, no par value, authorized
   shares -- 40,000,000, issued and
   outstanding -- 7,822,191 and
   7,822,191, respectively                      26,529,282        26,529,282
  Accumulated (deficit)                        (41,163,502)      (40,735,481)
  Translation adjustment                                 -            34,356
                                              -------------     -------------
Total shareholders' equity                      (4,824,220)      (14,171,843)
                                              -------------     -------------
Total liabilities and shareholders'
  equity                                      $ 28,212,565      $ 28,007,944
                                              ============      ============

                    See accompanying notes to Consolidated Financial Statements.

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
                                            Year Ended December 31,
                                 --------------------------------------------
                                      1999            1998           1997
                                 -------------    -------------  -------------
Net sales                        $ 33,338,118     $ 36,606,338   $ 40,997,127

Cost of sales                      14,095,516       16,225,550     18,796,571
                                 -------------    -------------  -------------
Gross profit                       19,242,602       20,380,788     22,200,556

License income                        433,770          965,622        526,462
                                 -------------    -------------  -------------
                                   19,676,372       21,346,410     22,727,018
                                 -------------    -------------  -------------
Costs and expenses:
  Sales and marketing               9,370,765       15,202,523     20,728,633
  General and administrative        5,490,326        7,033,120      7,884,281
  Shipping and warehousing          1,695,558        2,252,618      1,960,022
  Provision for doubtful accounts      46,995        2,629,525      1,329,864
  Interest, net                     2,644,147        3,336,957      1,974,005
  Loss on disposition of assets
   and related                              -       11,007,968              -
  Severance, relocation and other     351,760        1,497,185      3,232,014
                                 -------------    -------------  -------------
                                   19,599,551       42,959,896     37,108,819
                                 -------------    -------------  -------------
Net income (loss)                $     76,821     $(21,613,486)  $(14,381,801)

  Preferred stock dividends
   accrued                            504,842                 -              -
                                 -------------    -------------  -------------
Net income (loss) available for
  common shareholders            $   (428,021)    $(21,613,486)  $(14,381,801)
                                 =============    =============  =============
Basic and diluted net loss
  per common share                      $(.05)          $(2.77)        $(1.94)
                                 =============    =============  =============
  Weighted average common
   shares used in the calcula-
   tion of basic and diluted
   net loss per share               7,822,191        7,812,890      7,428,055
                                 =============    =============  =============

          See accompanying notes to Consolidated Financial Statements.

                                                              GARGOYLES, INC
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             -----------------------------------------------
                                    Preferred Stock            Common Stock                        Cumulative
                                -----------------------   ----------------------    Accumulated   Translation
                                  Shares      Amount       Shares       Amount       (Deficit)     Adjustment     Total
                                ----------  -----------  ----------  ------------  -------------  -----------  -------------
Balance at December 31, 1996                $            7,419,008   $25,643,576   $ (4,740,194)          -    $ 20,903,382

Stock options exercised                                     18,183        68,206              -           -          68,206

Translation adjustment                                           -             -              -     (12,954)        (12,954)

Net loss                                                         -             -    (14,381,801)          -     (14,381,801)
                                ----------  -----------  ----------  ------------  -------------  ----------   -------------
Balance at December 31, 1997                             7,437,191    25,711,782    (19,121,995)    (12,954)      6,576,833

Stock issued in connection
 with restructure of
 credit agreement                                          400,000       862,500                                    862,500

 Stock redemption for
 Former CEO                                                (15,000)      (45,000)             -           -         (45,000)

 Translation adjustment                                          -             -              -      47,310          47,310

Net loss                                                         -             -    (21,613,486)          -     (21,613,486)
                                ----------  -----------  ----------  ------------  -------------  ----------   -------------
Balance at December 31, 1998                             7,822,191    26,529,282    (40,735,481)     34,356     (14,171,843)

Issuance of Preferred Stock,
 net of issuance costs          10,000,000   9,810,000           -             -              -           -       9,810,000

Cumulative preferred
 stock Dividends                                                 -             -       (504,842)          -        (504,842)

Translation adjustment                                           -             -               -    (34,356)        (34,356)

Net income                                                       -             -         76,821                      76,821
                                ----------   ----------  ----------  ------------  -------------  ----------   -------------
Balance at December 31, 1999    10,000,000  $9,810,000   7,822,191   $26,529,282   $(41,163,502)  $       -    $ (4,824,220)
                                ==========  ===========  ==========  ============  =============  ==========   =============

See accompanying notes to Consolidated Financial Statements.

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------
                                              Year Ended December 31,
                                     ------------------------------------------
                                         1999          1998           1997
                                    ------------  -------------  -------------
OPERATING ACTIVITIES
--------------------
Net Income (loss)                   $    76,821   $(21,613,486)  $(14,381,801)
Adjustments to reconcile
net loss to net cash used
in operating activities:
 Depreciation                           641,826        781,457      1,109,884
 Amortization                           738,116      1,300,321        817,121
 Deferred income and other             (200,000)        44,000       (360,000)
 Provision for doubtful accounts         46,995      2,629,525      1,329,864
 Severance, relocation and
   other expenses                             -        352,831      2,620,173
 Loss on disposition of assets
     and related                              -     10,165,276              -
 Changes in assets and liabilities
 net of effects from business
 acquisitions and dispositions:
   Trade receivables                 (1,557,286)     3,593,100        151,117
   Inventories                          (15,866)     3,166,398     (4,948,762)
   Other current assets and
     other assets                       169,307       (451,484)       422,380
   Accounts payable, accrued
     expenses and other current
     liabilities                     (5,076,258)       651,683      2,294,171
                                    ------------  -------------  -------------
Net cash used in operating
 activities                          (5,176,345)       619,621    (10,945,853)
                                    ------------  -------------  -------------
INVESTING ACTIVITIES
--------------------
Acquisition of property
 and equipment                         (222,759)      (104,150)    (1,411,021)
Business acquisitions:
 Purchase of Private Eyes                     -              -     (8,616,304)
 Purchase of Sungold                 (1,316,107)      (626,468)   (11,732,500)
                                    ------------  -------------  -------------
Net cash used in investing
activities                           (1,538,866)      (730,618)   (21,759,825)
                                    ------------  -------------  -------------
FINANCING ACTIVITIES
--------------------
Proceeds from stock issuance                  -              -         68,206
Proceeds from issuance
 of long-term debt                            -              -     14,870,000
Principal payments on
 long-term debt                        (100,000)             -       (185,137)
Net proceeds (repayment)
 under revolving line
 of credit                            7,006,725       (634,175)    14,475,691
Preferred stock issuance costs         (190,000)             -              -
                                    ------------  -------------  -------------
Net cash provided by (used in)
 financing activities                 6,716,725       (634,175)    29,228,760
                                    ------------  -------------  -------------
Effect of foreign currency
 translation                            (34,356)        47,310        (12,954)
                                    ------------  -------------  -------------
Net decrease in cash and
 cash equivalents                       (32,842)      (697,862)    (3,489,872)

Cash and cash equivalents,
 beginning of year                      194,314        892,176      4,382,048
                                    ------------  -------------  -------------
Cash and cash equivalents,
end of year                         $   161,472   $    194,314   $    892,176
                                    ===========   ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Preferred stock issued in
   exchange for long-term debt
   reduction                        $10,000,000      $       -       $      -
 Common stock issued for
   other than cash                  $         -      $ 862,500       $      -
 Common stock redemption            $         -      $  45,000       $      -

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       for each of the three years in the period ended December 31, 1999
       -----------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     Principal Industry
     ------------------
     Gargoyles, Inc. and its subsidiaries (the "Company") design, assemble, market and distribute a broad range of sunglasses and eyewear products. The Company's products are sold through sunglass specialty, sport specialty, department stores, warehouse clubs, optical stores and other specialty retail stores. The Company purchases products from various suppliers. Management believes there are adequate alternative sources for these products should an existing supplier be unable to perform.

     Principles Of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of Gargoyles, Inc. and its subsidiaries. All significant intercompany balances have been eliminated in consolidation. Included in the consolidation are H.S.C., Inc. ("Hobie"), Sungold Eyewear, Inc. ("Sungold"), and Private Eyes Sunglass Corporation ("Private Eyes"), all of which are wholly-owned subsidiaries of the Company. Also included in periods prior to September 1, 1998 is the kindling company ("Kindling"), 70% of which was owned by the Company. Effective September 1, 1998, Kindling disposed of its operations (see Note 12).

     Cash And Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

     Intangibles
     -----------
     Intangible assets primarily result from business acquisitions and consist of costs in excess of fair value of net assets acquired (which include trademarks, tradenames and goodwill), licensing and management agreements, and non-compete agreements. These costs are amortized on a straight-line basis over periods of 2 to 25 years.

     Revenue Recognition
     -------------------
     Revenue is recognized when merchandise is shipped to a customer. As necessary, the Company defers revenue related to contractual obligations with certain customers. The Company records sales net of volume and cash discounts. Trade receivables are shown net of an allowance for doubtful accounts of $354,153 and $920,916 at December 31, 1999 and 1998, respectively.

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

     Advertising Expense
     -------------------
     The cost of advertising is expensed as incurred. The Company incurred $905,476, $1,324,092 and $2,858,517 in advertising costs during the years ended December 31, 1999, 1998 and 1997, respectively.

     Income Taxes
     ------------
     The Company accounts for income taxes under the liability method, whereby deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured under the provisions of currently enacted tax laws. To the extent it is considered more likely than not that the Company's deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its net realizable value.

     Concentration Of Credit Risk And Financial Instruments
     -------------------------------------------------------
     The Company sells its products to local and national companies and distributors throughout the United States and internationally. Net sales to the Company's largest customer represented 26%, 14% and 21% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover probable credit losses.

     The carrying value of financial instruments, which include cash, receivables, payables and long-term debt, approximates market value at December 31, 1999.

     Foreign Currency
     ----------------
     The Company translated the assets and liabilities of a London, United Kingdom operation at rates of exchange in effect at year end. Revenues, expenses, and cash flows of the operation were translated at the average rates of exchange during the year. Gains and losses resulting from translation of the London branch balance sheet were accumulated as a separate component of shareholders' equity. The London operation was closed in 1998, and all the remaining assets and liabilities were realized or satisfied in 1999.

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

     Earnings Per Share
     ------------------
     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement No. 128 requirements and SEC Staff Accounting Bulletin No. 98. For purposes of calculating diluted earnings per share, effects of options, warrants and convertible securities have not been included as their effect would be antidilutive.

     Impairment Of Long-Lived Assets
     --------------------------------
     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Management continually evaluates the potential permanent impairment of the net carrying value of certain long-term assets.
For each asset evaluated, the expected undiscounted cash flows have been compared to the respective asset's net carrying value. Except for those assets written off as discussed in Note 17, in all cases where evaluation was performed, the expected undiscounted cash flows exceeded the net carrying value of the assets. Accordingly, an impairment as defined by Statement No. 121 does not exist and no loss has been recognized.

     Use Of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In 1999, general and administrative expenses were reduced by $617,000 related to settlements of various previously estimated trade liabilities and contingencies.

     Reclassification
     ----------------
     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.


2.   INVENTORIES
----------------

     Inventories consist of the following:

                                                     December 31,
                                              --------------------------
                                                 1999           1998
                                              -----------    -----------
          Materials                           $3,199,221     $4,204,151
          Finished goods                       6,010,315      4,983,977
          Reserves for excess, slow-moving
            and obsolete inventories            (866,819)      (580,771)
                                              -----------    -----------
          Inventories, net                    $8,342,717     $8,607,357
                                              ===========    ===========


3.  OTHER CURRENT ASSETS AND PREPAID EXPENSES
---------------------------------------------

     Other current assets and prepaid expenses consist of the following:

                                                     December 31,
                                             ---------------------------
                                                 1999           1998
                                             ------------   ------------
          Prepaid expenses                    $1,080,167     $1,055,675
          Other receivables                            -         33,159
          Income tax refund receivable            35,310        160,217
          Deposits                                83,328         70,125
          Trade credits                          100,000        100,000
          Note receivable from former CEO         10,000        405,610
          Other                                  230,804        157,394
                                              -----------    -----------
                                              $1,539,609     $1,982,180
                                              ===========    ===========


4.   PROPERTY AND EQUIPMENT
---------------------------

     Property and equipment consist of the following:

                                                     December 31,
                                              --------------------------
                                                 1999           1998
                                              -----------    -----------
          Molds and production equipment      $1,410,169     $1,417,953
          Office furniture and equipment       1,936,206      1,758,401
          Exhibit and marketing equipment        457,148        426,496
          Transportation equipment                24,718         24,718
          Leasehold improvements                 101,011         87,562
                                              ----------      ---------
                                               3,929,252      3,715,130
          Accumulated depreciation
            and amortization                  (2,845,201)    (2,204,797)
                                              -----------    -----------
          Property and equipment, net         $1,084,051     $1,510,333
                                              ===========    ===========


5.   INTANGIBLES
----------------

     Intangible assets consist of the following:

                                                     December 31,
                                             ---------------------------
                                                 1999           1998
                                             ------------   ------------
          Costs in excess of fair market
            value of net assets acquired     $12,163,743    $11,547,636
          Licensing agreements                 2,805,470      2,805,470
                                             ------------   ------------
                                              14,969,213     14,353,106

          Accumulated amortization            (1,919,271)    (1,348,171)
                                             ------------   ------------
          Intangibles, net                   $13,049,942    $13,004,935
                                             ============   ============


6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
---------------------------------------------------

     Accrued expenses and other current liabilities consist of the following:

                                                    December 31,
                                            ---------------------------
                                                1999            1998
                                            -----------     -----------
     Payroll taxes and benefits              $  925,300       $  794,841
     Acquisition and other obligations                -          700,000
     Relocation and closing costs                     -          166,004
     Interest                                   208,482          208,859
     Marketing royalties and other               61,708          515,506
     Liability for sales reserve                259,311          500,000
     Vendor notes payable
       (8% interest, unsecured)                 340,232        2,327,179
     Other                                      940,625        1,917,823
                                             ----------       ----------
                                             $2,735,658       $7,130,212
                                             ==========       ==========


7.   DEBT
---------

     Long-term debt consists of the following:

                                                    December 31,
                                           ----------------------------
                                               1999            1998
                                           -----------    -------------
     Revolving loan payable to bank,
      bearing interest at reference rate
      plus 0.75%, plus 0% (9.25% and
      8.00% at December 31, 1999 and
      1998,respectively), interest
      due monthly.                         $ 6,033,104      $ 8,344,841
     Note payable to bank, bearing
      interest at reference rate
      plus 0.75% (9.25% and 8.75%
      at December 31, 1999 and 1998,
      respectively), interest
      due monthly.                           9,400,000       13,000,000
     Note payable to bank, bearing
      interest at reference rate
      plus 0.75% (9.25% and 8.75%
      at December 31, 1999 and 1998,
      respectively),  interest due
      monthly.                               7,000,000        3,470,000
     Notes payable to bank, bearing
      interest at reference rate
      plus 0.75%, plus 0.25%,
      (9.25% and 8.25% at December 31,
      1999 and 1998, respectively),
      interest due monthly.                  3,000,000        3,467,500
     Notes payable to bank,
      bearing interest at reference
      rate plus 0.25%, (8.25% at
      December 31, 1998), interest
      due monthly.                                   -          244,038
                                           ------------     ------------
Total long-term debt                        25,433,104       28,526,379
     Less:  current maturities                (900,000)     (28,526,379)
                                           ------------     ------------
Long term debt, net of current maturities  $24,533,104      $         0
                                           ============     ============

     The Company had approximately $2.1 million additional borrowings available under its revolving loan at December 31, 1999.

     The Company had $177,790 outstanding under letters of credit at December 31, 1999.

     On June 1, 1999, the Company completed a transaction with its lender, U.S. Bank National Association, for the restructure of its credit facility with the bank and a recapitalization of the Company. As a result of the refinancing, the Company's indebtedness to U.S. Bank was decreased by $10 million, and the balance of the loans were restructured into $19.5 million of term loans with maturity dates of June 1, 2005, and a commitment for a $9 million revolving loan. The revolving loan consists of three one-year commitment periods expiring on January 31 of 2000, 2001 and 2002. The commitment periods for the revolving loan are extended in successive one-year periods subject to the Company's compliance with loan covenants and repayment obligations. No principal payments are due under $3 million of the term loans until their maturity date; principal payments under $7.5 million of the term loans are based on a percentage of excess cash as defined in the credit agreement; and annual principal payments remaining under the $9.5 million term loan are scheduled as follows:

                    2000              900,000
                    2001            1,500,000
                    2002            2,000,000
                    2003            2,000,000
                    2004            2,000,000
                    2005            1,000,000
                    ----           ----------
                                   $9,400,000
                                   ==========

     Substantially all the assets of the Company are pledged as collateral for the repayment of borrowings under the credit agreement. The credit agreement also prohibits the Company from paying dividends to its common shareholders.

     The Company made interest payments to U.S. Bank totaling $2,356,469, $2,821,715, and $1,599,857 during the years ended December 31, 1999, 1998 and 1997, respectively.


8.   INCOME TAXES
-----------------

     The difference between the income tax provision (benefit), all of which is current, based upon the federal statutory income tax rate and the income tax provision (benefit) recorded in the financial statements is attributable to the following:

                                              Year Ended December 31,
                                      ---------------------------------------
                                            1999         1998        1997
                                      ----------  ------------   ------------
  Income tax benefit at federal
    statutory rate (34%)              $  26,100   $(7,348,000)   $(4,890,000)
  Change in deferred tax valuation
    allowance                           132,300     4,467,200      4,861,000
  Goodwill, amortization and
    losses on disposition of
    assets                                          3,081,000
  Other                                (158,400)     (200,200)       (29,000)
                                      ----------  ------------   ------------
                                      $       -   $         -    $         -
                                      ==========  ============   ============

     Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax return purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    December 31,
                                          ------------------------------
                                               1999             1998
                                          -------------    -------------
     Deferred tax liabilities:
      Tax over book depreciation          $     (8,000)    $    (21,600)
      Amortization of intangibles                    -                -
      Other                                     (3,600)          (3,600)
                                          -------------    -------------
     Total deferred tax liabilities       $    (11,600)    $    (25,200)
                                          -------------    -------------
     Deferred tax assets:
      Net operating loss carry-forwards      9,666,000        9,666,000
      Sales return allowance                    88,200          170,000
      Inventory valuation allowance            396,700          299,500
      Deferred license income                  136,000          204,000
      Allowance for doubtful accounts          156,900          349,700
      Accrued lease obligations                      -           14,100
      Accrued vacation                          82,800           68,600
      Warranty reserves                         19,000           61,200
      Other                                    299,700          158,100
                                          -------------    -------------
     Total deferred tax assets              10,845,300       10,991,200
                                          -------------    -------------
     Net deferred taxes                   $ 10,833,700     $ 10,966,000
                                          =============    =============
     Valuation allowance                  $(10,833,700)    $(10,966,000)
                                          =============    =============

     At December 31, 1999, the Company had net operating loss carry-forwards for federal tax purposes of at least $20.0 million to offset future taxable income. This amount is based on U.S. Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry-forwards, and the Company's interpretation of Internal Revenue Code Section 382. Code Section 382 addresses limitations on the use of net operating loss carry-forwards following a change in ownership, as defined in Section 382. The Company believes it has a reasonable basis for its position. If, however, the Company's operations were profitable in the future and the Company's position were found to be incorrect, there may be significant limitations on the use by the Company of these net operating loss carry-forwards. Any significant limitation on the Company's use of its net operating loss carry-forwards would result in an increase in the Company's tax liability and a reduction of its net income and available cash resources.

     No income tax payments were made during the years ended December 31, 1999, 1998 and 1997.


9.   COMMITMENTS AND CONTINGENCIES
----------------------------------

     Lease Agreements
     ----------------
     Since 1994, the Company has been leasing its primary operating and office premises under a non-cancelable operating lease, expiring in March 2002. Terms of this lease include 4% annual rental payment increases. The owner of these premises is a current shareholder and the former majority owner of Gargoyles. Rent expense under this lease totaled $250,611, $240,972 and $231,702 for the years ended December 31, 1999, 1998 and 1997, respectively.

     During 1998, the Company leased additional office and warehouse space under a non-cancelable lease expiring in August 2001. Terms of this lease require monthly rental payments of $13,400. In connection with the Company's 1997 acquisition of Sungold, the Company assumed a non-cancelable operating lease expiring November 2001 for office and warehouse space requiring monthly payments of approximately $17,000. The Company also leases showroom space in New York City under a non-cancelable lease expiring 2003 requiring monthly payments of approximately $4,300.

     Minimum future lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

                 Year Ending
                 December 31,
                -------------
                    2000            $  676,378
                    2001               605,759
                    2002               120,621
                    2003                21,750
                    2004                     0
                    Thereafter               0
                                    ----------
                                    $1,424,508

     Endorsement And Licensing Agreements
     -------------------------------------
     The Company enters into endorsement contracts from time to time with certain athletes and others to promote the Company's products. The Company has also entered into license agreements with the owners of the Hobie, Stussy and Wrangler brands. The license agreements include royalty payments of 2% to 10% of net sales, minimum payments based on net sales, and annual minimum advertising expenditures.

     Minimum annual payments under these agreements are as follows:

                    Year Ending         License          Endorsement
                    December 31        Agreements         Contracts
                --------------------  -----------        ------------
                 2000                  $  353,897         $335,392
                 2001                     395,344          280,583
                 2002                     189,014           82,550
                 2003                      22,689               --
                 2004 and thereafter      124,073               --
                                       ----------         --------
                                       $1,085,017         $698,525
                                       ==========         ========

     On February 2, 1999, the Company, Ken Griffey, Jr. and Douglas B. Hauff, the Company's former president and chief executive officer, entered into an agreement regarding the termination of the license agreement, and any amendments thereto, under which the Company used Mr. Griffey's name to market and sell its Gargoyles Performance Eyewear brand products. Under the terms of the February 1999 agreement, Mr. Hauff agreed to assume the obligations of the Company to Mr. Griffey under the license agreement, and the parties settled disputes and mutually released claims related to the license agreement. The assumption of the Company's obligations to Griffey and the release of claims from Griffey were valued by the Company, in the aggregate, at $200,000.

     The Company has guaranteed certain obligations of a former affiliate, which at December 31, 1999, totaled approximately $212,000.

     Litigation
     ----------
     On November 18, December 4, and December 9, 1998 the State of Washington Department of Revenue assessed the Company, in the aggregate, $475,830 plus interest in business and occupation taxes and use taxes allegedly due and payable related to the Company's operations during various periods between January 1, 1993 and June 30, 1997. At issue in this matter is the Company's status as a "manufacturer" or "wholesaler" as such terms are defined by the state of Washington's business and occupation and use tax statutes. The Company has reached agreement with the Department of Revenue on the facts of the case, but a final tax assessment has not yet been calculated by the Department of Revenue or reviewed and agreed by the Company. The Company has recorded a provision which management believes is sufficient to cover the tax assessment in this case when finally determined.

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

     On December 28, 1999, Hobie Designs, Inc. filed an action against Gargoyles, Inc. and it subsidiary H.S.C. in the Superior Court of California, County of Orange under Case No. 818816. Upon motion of Gargoyles and, H.S.C., on February 4, 2000, the case was removed to Federal Court and is now pending in the United States District Court for the Central District of California under Case No. SA-CV00-100 DOC. In the lawsuit, Hobie Designs alleges breach of the license agreement under which H.S.C. has the right to use the Hobie trademark in connection with the marketing and sale of eyewear and related products. Hobie Designs claims damages in an unspecified amount and seeks termination of the license agreement. Gargoyles and H.S.C. have retained counsel to represent them in this matter and intend to defend vigorously the plaintiff's claims. It is the Company's position that no material breach of the Hobie license agreement has occurred. There can be no assurance, however, that this case will be resolved successfully and that the Company's position will ultimately prevail. Failure to resolve this matter successfully could require the Company to modify the license agreement to the Company's disadvantage or could result in the loss of H.S.C.'s right to market eyewear under the Hobie brand.

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


10.  EMPLOYEE BENEFIT PLAN
--------------------------

     The Company maintains a 401(k) savings plan for all full-time employees age 21 or older with one year of service. The maximum employee contribution is 15% of the participant's compensation and subject to other contribution limits imposed by federal law. The Company matches 50% of each dollar contributed by a participant, with a maximum matching contribution of 6% of a participant's annual earnings. The Company's contributions to the plan vest over six years and totaled $63,439, $103,372 and $91,864 for the years ended December 31, 1999, 1998 and 1997, respectively.


11.  SHAREHOLDERS' EQUITY
-------------------------

     Common Stock
     ------------
     The Company has 40 million shares of authorized common stock. As of December 31, 1999, 7,822,191 were issued and outstanding, 31,600,342 were reserved for issuance to the Series A Preferred Stockholders, 539,317 were reserved for issuance under the Gargoyles, Inc. 1995 Stock Incentive Compensation Plan, and 38,150 were reserved for issuance under a warrant issued to a former outside director of the Company.

     Preferred Stock
     ---------------
     On June 1, 1999, in exchange for $10 million of debt, the Company issued 10 million shares of Gargoyles, Inc. Series A Preferred Stock to U.S. Bank.
The Series A Preferred Stock is immediately convertible into 31,600,342 shares of Gargoyles, Inc. common stock, or 79% of the authorized capital of the Company on a fully-diluted basis. U.S. Bank's affiliate, U.S. Bankcorp, currently owns 400,000 shares of Gargoyles, Inc. common stock, or 1% of the authorized capital of the Company, giving U.S. Bank and its affiliate beneficial ownership, in the aggregate, of 80% of the authorized capital of the Company on a fully-diluted basis. Holders of Series A Preferred Stock have voting rights equal to holders of the Company's common stock and are entitled to 3.1600342 votes for every share of Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive dividends payable in preference and priority to any payment of dividends to holders of the Company's common stock. The rights of the Series A Preferred Stock to such dividends are cumulative and accrue to the Series A Preferred Stock holders at a rate per annum equal to the rate of interest declared by U.S. Bank as its Reference Rate plus 75 basis points (9.25% at December 31, 1999), but never less than 8% per annum. Unpaid accumulated dividends are payable by the Company upon a conversion of Series A Preferred Stock to common stock, provided, however, that a cash dividend is payable only if the Company has paid all principal and interest on any indebtedness secured by the Company's assets. Upon a liquidation or dissolution of the Company, holders of Series A Preferred Stock are entitled to receive an amount equal to $1.00 per share of 10 million Series A Preferred Stock plus all accumulated dividends on the preferred shares before any Company funds are available for distribution to holders of the Company's common stock.

     Stock Options
     -------------
     In March 1995, the Company established the 1995 Stock Incentive Compensation Plan (the "Plan") that provided for the granting of incentive and nonqualified options to purchase up to 286,844 shares of common stock. In September 1996, the Company amended the Plan to increase the number of common shares reserved for issuance under the Plan to 817,500 shares of common stock. In May 1999, the Plan was again amended to decrease the number of common shares
reserved for issuance under the Plan to 539,317.   Generally, options granted
under the Plan vest over a four-year period.   Options have been granted at
prices equal to or greater than the estimated fair value on the date of grant and expire after ten years. The Plan expires in 2005.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 6.07%, 5.41%, and 5.71%, expected volatility range for the Company's common stock of 3.64%, 2.02 and 29.6%, dividend yield of 0.0% and a weighted average expected option life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and are not likely to be representative of the effects on reported net income for future periods.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             December 31,
                               -------------------------------------------
                                  1999           1998             1997
                              -----------   -------------    -------------
     Reported net loss         $(428,021)   $(21,613,486)    $(14,381,801)
     Pro forma net loss        $(437,621)   $(22,156,766)    $(14,800,010)
     Reported loss per share      $(0.05)         $(2.77)          $(1.94)
     Pro forma loss per share     $(0.06)         $(2.83)          $(1.99)


The following table summarizes the activity under the Plan.

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                      Options      Option Price      Price
                                    Outstanding     per Share      Per Share
                                    -----------   --------------   ---------
     Outstanding December 31, 1996    496,164     $3.48 - $16.00     $ 4.48
     Granted                          205,626     $7.13 - $ 9.38     $ 8.56
     Cancelled                        (67,274)    $3.48 - $16.00     $10.16
     Exercised                        (18,183)    $3.48 - $ 5.50     $ 3.75
                                     ---------
     Outstanding December 31, 1997    616,333     $3.48 - $16.00     $ 5.05
     Granted                          236,500     $1.72 - $ 2.53     $ 2.30
     Cancelled                       (498,427)    $1.72 - $ 9.13     $ 4.88
                                     ---------
     Outstanding December 31, 1998    354,406     $1.72 - $16.00     $ 3.46
     Granted                          380,000     $0.32              $ 0.32
     Cancelled                       (300,673)    $1.72 - $16.00     $ 3.18
                                     ---------
     Outstanding December 31, 1999    433,733     $0.32 - $ 9.38     $ 0.90
                                     =========

     The weighted average fair value of options granted using the Black-Sholes multiple option pricing model is $0.32, $2.20 and $3.60 in 1999, 1998 and 1997, respectively.

     The following table summarizes information about stock options outstanding under the Plan at December 31, 1999.

                  Options Outstanding                    Options Exercisable
  ---------------------------------------------------  ------------------------
  Exercise Price      Number     Weighted   Weighted      Number      Weighted
     Per Share     Outstanding   Average     Average    Exercisable    Average
                                Remaining   Exercise                  Exercise
                               Contractual    Price                     Price
                                   Life     Per Share                 Per Share
  --------------   ----------  -----------  ---------   ------------  ---------
   $0.32 - $1.72     405,000      9.59       $0.11       405,000       $0.11
   $5.50 - $8.00      11,641      6.43       $6.60        11,641       $6.60
   $8.75 - $9.38      17,092      7.12       $8.83        17,092       $8.83
                     -------                             -------
   $0.32 - $9.38     433,733      9.41       $0.90       433,733       $0.90
                     =======                             =======


12.  INVESTMENT IN THE KINDLING COMPANY
---------------------------------------

     In May 1996, the Company formed Kindling, a majority-owned subsidiary, to design, develop, manufacture and distribute sunglasses and ophthalmic frames under the Timberland brand name. The Company contributed $1,200,000 for its 70% interest in Kindling. The Company was also required to contribute an additional $300,000 to Kindling's capital if Kindling deemed such additional amount necessary and made a demand prior to January 1, 2000. Included in the Company's operations were Kindling's operating losses of approximately $579,000 and $477,000 for the periods ended September 1, 1998 and December 31, 1997, respectively.

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


13.  ACQUISITION OF SUNGOLD
---------------------------

     On April 11, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Sungold Enterprises, LTD., a New York corporation. Sungold Enterprises manufactured two principal lines of premium sunglasses, Stussy EyeGear, a young men's fashion brand licensed to Sungold Enterprises by Stussy, Inc., a leading designer of streetwear apparel and accessories, and Anarchy Eyewear, a cutting-edge brand popular with alternative sports enthusiasts age 15 to 25.

     The acquisition was accounted for using the purchase method of accounting. The initial purchase price of $11,700,000 was allocated to the purchased assets based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed are reflected as intangibles and include trademarks, tradenames, non-competition agreements, license and distribution agreements and goodwill, which
were amortized over various periods not exceeding 25 years.   The Sungold
purchase agreement called for additional purchase price earn-out payments by the Company, described in the agreement as royalty payments, to the seller if certain net sales and gross margin targets were achieved by the Sungold businesses in each of the years ending December 31, 1997, 1998 and 1999. Such royalty payments were to be made on the first day of April in the following calendar year and were reflected as adjustments to the purchase price. The Company paid a royalty payment of $600,000 in 1998 for 1997 operating results, a royalty payment of $700,000 in May 1999 for 1998 operating results, and an additional royalty payment in July 1999 of $600,000 against a stipulated amount for 1999 operating results. No further payments are due under the terms of the Sungold purchase agreement or royalty agreement.

     Pro forma information, assuming the acquisition had occurred at the beginning of the period presented, is as follows:

                                   Year ended
                               December 31, 1997
                               ------------------
      Sales                      $45,258,314
      Gross profit                26,376,028
      Net loss                   (13,823,188)
      Net loss per share               (1.86)


14.  ACQUISITION OF PRIVATE EYES
--------------------------------

     On May 14, 1997, the Company purchased substantially all the assets and assumed certain liabilities of Private Eyes. Private Eyes was the licensee for Ellen Tracy eyewear, which featured a collection of high-quality, high-fashion women's sunglasses, readers, optical frames and accessories in a variety of designs ranging from traditional to fashion-forward. Private Eyes was also the North American distributor for Emmanuelle Khanh Paris Eyewear and a designer and distributor of its own line of prescription frames and eyewear accessories.

     The acquisition was accounted for using the purchase method of accounting. The total purchase price of $8,000,000 was allocated to the purchased assets based on the fair value of the assets acquired and liabilities assumed. Costs in excess of the fair market value of assets acquired and liabilities assumed were reflected as intangibles. Included in the agreement were contingent payments due to the seller if certain net sales and gross margin targets were achieved in each of the years ending December 31, 1997, 1998 and 1999. Such contingent payments were to be made within 55 days following the calendar year. Private Eyes did not achieve its goals under the contingent price agreement in 1997, 1998, or 1999.

     Pro forma information, assuming the acquisition had occurred at the beginning of the period presented, is as follows:

                                   Year ended
                               December 31, 1997
                               ------------------
      Sales                      $43,225,564
      Gross profit                25,095,094
      Net loss                   (14,275,353)
      Net loss per share               (1.92)

     The Company's Ellen Tracy Eyewear business was unable to support the minimum royalty and advertising obligations under the Ellen Tracy license agreement. On September 8, 1998, the Company and Ellen Tracy, Inc. mutually agreed to terminate the license. As a result of the license termination, the Company recorded a charge to earnings of $8.9 million consisting of:

      Write-down of identifiable intangibles - Ellen
        Tracy license                                               $1,040,000
      Impairment of long-lived assets (goodwill) based
        on the expected undiscounted cash flows of the
        Private Eyes division without the Ellen Tracy
        sales.  Ellen Tracy product sales accounted for
        84% and 75% of the total Private Eyes sales in
        1997 and 1998.                                               7,164,000
      Write-off of deferred marketing costs and estimated
        sales returns and doubtful accounts associated
        with the termination of the Ellen Tracy license                704,000
                                                                    ----------
                                                                    $8,908,000
                                                                    ==========


15.  RELATED PARTY TRANSACTIONS
-------------------------------

     On July 24, 1997 the Company advanced funds to its then President and Chief Executive Officer, Douglas B. Hauff, as evidenced by a promissory note for $118,000, related to an indemnity obligation resulting from a dispute between the Company and Adidas America, Inc. The note was secured by 15,000 shares of the Company's common stock and matured on July 25, 1998. As part of a severance agreement between the Company and Mr. Hauff, the note was forgiven and the outstanding principal balance as well as accrued interest thereon was written off as of December 31,1997. The 15,000 shares of common stock of the Company securing the transaction were transferred to the Company.

     On April 9, 1997, the Company advanced funds to its then President and Chief Executive Officer, Douglas B. Hauff, as evidenced by a promissory note in favor of the Company in original principal amount of $531,299 plus interest at the rate of 4.75% per annum, relating to an individual income tax payment resulting from the exercise of a non-qualified stock option. During his employment with the Company, the Company from time to time had advanced funds to Mr. Hauff, as evidenced by a second promissory note dated March 11, 1998, in favor of the Company in original principal amount of $56,307 together with interest thereon at the rate of 5.75% per annum (the April 1997 note and the February 1999 note being referred to herein as the "Hauff Notes"). The Hauff Notes were due on February 15, 1999 and were fully reserved at December 31, 1998. Pursuant to an agreement dated February 2, 1999, Mr. Hauff paid the Hauff Notes by (1) paying the Company cash in the amount of $185,000, (2) waiving certain COBRA payments in the amount of $1,330, (3) assigning to the Company a non-interest bearing promissory note from Trillium Corporation in the amount of $95,000 payable August 14, 2000 (the "Assigned Note"), (4) executing and delivering to the Company a new promissory note in original amount of $32,500 plus interest at 8% per annum, with a maturity date of August 31, 2001 (the "New Hauff Note"), and (5) assuming certain obligations of the Company to Ken Griffey, Jr. under a License Agreement dated October 30, 1995 between Mr. Griffey and the Company which the Company valued at $200,000. The Company reserved all but $10,000 of the Assigned Note and New Hauff Note at December 31, 1999.

     In 1997 and during the first eight months of 1998, the Company provided shipping and receiving, customer service, accounting, administrative support and operations management to Kindling at no cost to Kindling.

     The Company had $0, $600 and $62,227 due from employees at December 31, 1999, 1998 and 1997, respectively.


16.  LOSS ON DISPOSITION OF ASSETS AND OTHER RELATED COSTS
----------------------------------------------------------

     The Company recognized net expense of $11 million in the year ended December 1998, related to the loss on disposition of assets and other related costs including, (1) a non-cash charge of $8.9 million related to the write-down of goodwill, certain intangible assets, deferred marketing costs and other assets related to the termination of the Ellen Tracy License Agreement and related Ellen Tracy Eyewear business, see Note 14, and (2) a charge to earnings of $1.6 million resulting from the sale of the assets of Kindling and the termination of the related Timberland license, see Note 12.

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


17.  SEVERANCE, RELOCATION AND OTHER EXPENSES
---------------------------------------------

     In 1999, the Company incurred severance expense of $173,000 related to the termination of an employment agreement with the President of Sungold, $210,000 related to executive bonuses payable upon the restructuring and recapitalization of the Company and $33,000 of miscellaneous expenses, which were partially offset by miscellaneous income of $64,000. In 1998, the Company recognized expenses associated with the relocation of its Kent, Washington and Norwalk, Massachusetts facilities of $260,000 and established reserves against certain notes receivable and guaranteed loans payable related to a former subsidiary of $263,000. In 1998, the Company also incurred expenses related to write-offs of obsolete production related costs and assets for discontinued product lines of $289,000, write-offs of trade credits of $211,000, estimated restructuring compensation and other related contingencies of $652,000, and other expenses of $227,000, including termination costs associated with endorsement contracts and other miscellaneous expenses. 1998 expenses were partially offset by a gain of $405,000 related to certain notes receivable from
the Company's former president and CEO.   1997 expenses included estimated
lease obligations and other costs associated with the relocation of its Kent, Washington and Norwalk, Massachusetts of $704,000, write-offs of leasehold improvements associated with the relocated facilities of $201,000, write-offs of obsolete production-related costs and assets for discontinued product lines of $720,000, write-offs of trade credits of $729,000, estimated employee severance payments and benefits of $350,000, and $611,000 to fully reserve certain notes receivable from the Company's former president and CEO.

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                               For the Years Ended December 31, 1997,  1998 and 1999
                               ------------------------------------------------------
                                                     Balance at  Charged to     Recoveries   Balance at
                                                     Beginning   Costs and         and         End of
                                                     of Period    Expense       Deductions     Period
                                                     ---------- -----------   ------------  ------------
DOUBTFUL ACCOUNTS
-----------------
For the year ended December 31, 1997
  Allowance for doubtful accounts..................  $172,600    $1,075,560     $(427,657)     $820,503
                                                     ========    ==========     ==========     ========

For the year ended December 31, 1998
  Allowance for doubtful accounts..................  $820,503    $2,807,390   $(2,706,977)     $920,916
                                                     ========    ==========   ============     ========

For the year ended December 31, 1999
  Allowance for doubtful accounts ................   $920,916       $46,995     $(613,758)     $354,153
                                                     ========       =======     ==========     ========
OBSOLETE, SLOW-MOVING AND EXCESS INVENTORY
------------------------------------------
For the year ended December 31, 1997
  Inventory Reserve...............................   $381,150    $2,539,341     $(949,040)   $1,971,451
                                                     ========    ==========     ==========   ==========

For the year ended December 31, 1998
  Inventory Reserve............................... $1,971,451      $405,657   $(1,796,337)     $580,771
                                                   ==========      ========   ============     ========

For the year ended December 31, 1999
  Inventory Reserve...............................   $580,771      $723,784     $(437,736)     $866,819
                                                     ========      ========     ==========     ========
SALES RETURNS
-------------
For the year ended December 31, 1997
  Sales Return Reserve............................   $416,723    $3,212,294   $(1,642,157)   $1,986,860
                                                     ========    ==========   ============   ==========

For the year ended December 31, 1998
  Sales Return Reserve............................ $1,986,860    $2,755,520   $(4,242,380)     $500,000
                                                   ==========    ==========   ============     ========

For the year ended December 31, 1999
  Sales Return Reserve............................   $500,000    $1,262,838   $(1,503,527)     $259,311
                                                     ========    ==========   ============     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------

     None.

                                 PART III.
                                 ---------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          The directors, executive officers, and key operations managers of the Company, and their ages as of March 30, 2000, are as follows:

Name                        Age       Position
----                        ---       --------
Leo Rosenberger             49        Chairman of the Board of Directors, Chief
                                      Executive Officer, Chief Financial
                                      Officer and Treasurer
Cynthia L. Pope             48        Ex. Vice President, General Counsel and
Secretary
Scott Davidoff              41        Sr. Vice President Marketing and Product
Development
Nancy Parker                42        Sr. Vice President New Business
                                      Development
Michael Schroeder           33        Vice President Sales
Craig Fels                  28        Vice President East Coast Operations
Rick Rae                    43        Vice President West Coast Operations
Daniel Regis (1)            60        Director
Paul S. Shipman (2)         47        Director
William Thompson (1) (2)    61        Director

--------------------

(1)  Member of the Audit Committee of the Board of Directors.

(2)  Member of the Compensation Committee of the Board of Directors.

     The Company's Board of Directors is comprised of four directors and is divided into three classes. Each director serves for a three-year term, and one class will be elected each year by the Company's shareholders. Directors hold office until their terms expire and their successors are elected and qualified. Executive officers of the Company are appointed by, and serve at the direction of, the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

     LEO ROSENBERGER, Chief Executive Officer and Chief Financial Officer, joined the Company in February 1998. From January 1996 to January 1998, Mr. Rosenberger was President and Chief Financial Officer of Pacific Linen, Inc. Pacific Linen, Inc. filed a voluntary petition for Chapter 11 bankruptcy in April 1996 and emerged therefrom in December 1997. In May 1995, Mr. Rosenberger was appointed by the court as the Chapter 7 Trustee in Bankruptcy for Waterbed, Inc.. From August 1994 to February 1995, Mr. Rosenberger served as interim Chief Financial Officer of Jay Jacobs, Inc., a company which filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged therefrom in November 1995. Mr. Rosenberger was a general partner in a national accounting and consulting firm and has over twenty years experience as a turnaround crisis manager and financial restructuring and management consultant.

     CYNTHIA L. POPE joined the Company in February 1998. From July 1995 until joining the Company, Ms. Pope had a private law practice in Bellingham, Washington and served as corporate counsel to the Company. From June 1992 until July 1996, Ms. Pope was a partner in the law firm of Brett & Daugert in Bellingham, Washington. From June 1989 until June 1992, Ms. Pope was an associate with the law firm of Bogle & Gates in Seattle, Washington. From January 1985 until June 1989, Ms. Pope was an associate with the law firm of Ross & Hardies in Chicago, Illinois.

     SCOTT DAVIDOFF joined the Company in April 1997 with the acquisition of Sungold and became Senior Vice President of Marketing and Product Development, for Stussy, Anarchy and Angel brands in July 1999, and Sr. Vice President of Marketing and Product Development for all brands in January 2000. Mr. Davidoff joined Sungold in April 1993 serving as Vice President, Sales.

     NANCY PARKER joined the Company in May 1998 and became Sr. Vice President of New Business Development in January 2000. Ms. Parker served as Sr. Vice President Marketing and Product Development from June 1999 to January 2000. From January 1990 to December 1996 Ms. Parker was National Sales Manager for Outlook Eyewear, a subsidiary of Bausch & Lomb.

     MICHAEL SCHROEDER joined the Company in April 1997 with the acquisition of Sungold. Mr. Schroeder joined Sungold in June 1996 and became Vice President, Sales for the Company in July 1999. Prior to joining Sungold, Mr. Schroeder was National Sales Manager for Optic Expression/Vita Frame, a large optical distributor.

     CRAIG FELS joined the Company in April 1997 with the acquisition of Sungold. Mr. Fels joined Sungold in October 1995 and became Vice President, East Coast Operations in July 1999. Prior to joining Sungold, Mr. Fels was a Senior Associate with Coopers & Lybrand LLC.

     RICK RAE joined the Company in March 1999 and became Vice President, West Coast Operations in July 1999. From April 1997 to March 1999, Mr. Rae was the
Plant Manager for Tacoma Guitars, Co., a common carrier.   From September 1995
through March 1997, Mr. Rae was the Owner of Rae Trucking, Inc. From February 1980 through August 1995, Mr. Rae served as Manufacturing Manager and then Vice President of Manufacturing for GT Development Corp., a manufacturer of electrical, hydraulic, and air system components for the heavy truck industry.

     DANIEL C. REGIS is the Managing Director of Digital Partners which provides investment consulting services to several venture capital funds. From July 1996 to July 1999, Mr. Regis was President of Kirlan Venture Capital, Inc., which also provided investment consulting services to venture capital funds. From July to December 1999, Mr. Regis was a consultant to Kirlan Venture Capital. Prior to joining Kirlan, Mr. Regis was the Managing Partner of Price Waterhouse LLP for the Northwest Region.

     PAUL S. SHIPMAN has been a Director of the Company since June 1996. Mr. Shipman has been President since September 1981, Chairman of the Board since November 1992 and Chief Executive Officer since June 1993 of Redhook Ale Brewery, Incorporated ("Redhook"), a brewer of craft beers.

     WILLIAM C. THOMPSON is the President of Worldwide Marketing Consultants. From 1996 to 1998, Mr. Thompson was the Executive Vice President and Chief Marketing Officer of Umbro International, a $600 million brand marketed through a subsidiary/licensee network in 55 countries. From 1987 to 1995 Mr. Thompson was Vice Chairman, and Chief Marketing Officer of J. Walter Thompson, a $6 billion international advertising agency.

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

     To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% shareholders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information regarding executive compensation is incorporated by reference from the Company's 2000 Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") under the caption "Executive Compensation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 2000 Proxy Statement under the caption "Beneficial Ownership of Shares".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain relationships and related transactions is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Transactions".

                                  PART IV.
                                  --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
----------------------------------------------------------------

     (a)  Financial Statements and Financial Statement Schedules
          ------------------------------------------------------
          See Index to Consolidated Financial Statements at Item 8 on Page 24 of this report.

     (b)  Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

     (c)  Exhibits
          --------
          The following exhibits are filed as a part of, or are incorporated by reference into, this report.

3.1(1)       Form of Amended and Restated Articles of Incorporation of the
             Registrant currently in effect.
3.2(1)       Bylaws of the Registrant currently in effect.
4.1(6)       Certificate of Designation of Rights and Preferences of Series A
             Preferred Stock of Gargoyles, Inc.
10.1(1)      Industrial Real Estate Lease (Single Tenant Facility), dated
             December 16, 1993, between Gargoyles, Inc. and DB&D Partnership.
10.2(1)      Lease Amendment, dated as of March 17, 1995, between Gargoyles,
             Inc. and DB&D Partnership.
10.3(8)      Second Amendment to Lease Agreement, dated as of February 24,
             2000, between DB&D Partnership and Gargoyles, Inc.
10.4(1)+     Gargoyles, Inc. Common Stock Purchase Warrant, dated January
             1996, between Gargoyles, Inc. and Wally Walker.
10.5(1)+     Form of Indemnity Agreement between Gargoyles, Inc. and each of its directors.
10.6(1)+     1995 Stock Incentive Compensation Plan.
10.7(1)*     Ratification of Settlement Agreement and General Release, dated
             April 12, 1995.
10.8(1)*     Trademark License Agreement dated as of April 12, 1995.
10.9(1)*     License Agreement, effective January 1, 1989, between Hobie
             Designs, Inc. and H.S.I.
10.10(2)*    Amended and Restated License Agreement dated April 10, 1997, between Stussy, Inc. and Sungold Enterprises, Ltd.
10.11(2)     License Agreement, dated as of June 30, 1997, between Neoptx,
             Inc. and Gargoyles, Inc.
10.12(2)+    Employment Agreement, dated as of February 1, 1998, between
             Gargoyles, Inc. and Leo Rosenberger.
10.13(8)+    Third Amendment to Employment Agreement of Leo Rosenberger, dated
             February 1, 2000.
10.14(2)     Lease Agreement, dated November 27, 1996, between Leonard Delalio and Robert P. Delalio and Sungold Enterprises Limited.
10.15(5)*    License Agreement dated October 23, 1998, by and between Dale
             Barnhardt and Gargoyles, Inc.
10.16(5)*    License Agreement dated October 23, 1998, by and between Dale
             Earnhardt, Jr. and Gargoyles, Inc.
10.17(5)     Agreement Regarding Hauff Notes dated February 2, 1999 by and between Gargoyles, Inc. and Douglas B. Hauff.
10.18(3)     Lease Agreement dated June 8, 1998, by and between South Valley
             Associates, as Landlord, and Gargoyles, Inc., as Tenant.
10.19(4)     License Agreement dated October 20, 1998, between Gargoyles, Inc.
             and Aearo Company.
10.20(6)     Second Amended and Restated Credit Agreement between U.S. Bank
             National Association and Gargoyles, Inc.
10.21(8)     First Amendment to Second Amended and Restated Credit Agreement
             dated January 31, 2000 by and between U.S. Bank National
             Association and Gargoyles, Inc.
10.22(6)     Stock Purchase Agreement, dated May 28, 1999, by and Between
             Gargoyles, Inc. and US. Bank National Association.
10.23(6)     Registration Rights Agreement, dated May 28, 1999, by and between
             Gargoyles, Inc. and U.S. Bank National Association.
10.24(7)*    License Agreement, dated November 3, 1999, by and between
             Wrangler Apparel Corp. and Gargoyles, Inc.
10.25(8)+    Employee Retention Agreement, dated February 1, 2000, by and between Gargoyles, Inc. and Cynthia L. Pope.
10.26(8)+    Amendment to Employment Agreement and Release, dated January 21,
             2000, by and between Donald J. Wanat and Gargoyles, Inc.
21.1(8)      Subsidiaries of the registrant.
23.1(8)      Consent of Ernst & Young LLP, Independent Accountants.
23.2(8)      Consent of BDO Seidman, LLP, Independent Accountants
27.1(8)      Financial Data Schedule.

---------------------------------
*    Subject to Confidential Treatment
+    Executive Compensation Plan and Arrangements
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-07573).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.
(6)  Incorporated by reference to the Company's Report on Form 8-K filed
     June 7, 1999.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1999.
(8)  Filed herewith.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                              GARGOYLES, INC.

                            /s/ LEO ROSENBERGER
                      By: ---------------------------
                              Leo Rosenberger
            Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated below on the 30th day of March, 2000.


      Signature                                Title
      ---------                                -----

/s/ LEO ROSENBERGER             Chairman of the Board of Directors, Chief
--------------------------      Executive Officer and Chief Financial Officer
Leo Rosenberger                 (Principle Executive Officer)


/s/ CHERYL JORDAN               Corporate Comptroller
--------------------------      (Principle Accounting Officer)
Cheryl Jordan


/s/ DANIEL C. REGIS             Director
--------------------------
Daniel C. Regis


/s/ PAUL S. SHIPMAN             Director
--------------------------
Paul S. Shipman


/s/ WILLIAM C. THOMPSON         Director
--------------------------
William C. Thompson