Form 10-Q
period 2000-03-31
GARGOYLES INC
filed 2000-05-12
CIK 1016278

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                               Yes [X]    No [ ]

As of March 31, 2000, there were 7,822,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant, and 10,000,000 outstanding shares of the registrant's Series A preferred stock, which is the only series of preferred stock of the registrant. Each share of preferred stock is convertible into
3.1600342 shares of common stock, and each share of preferred stock is entitled to 3.1600342 votes.

                                GARGOYLES, INC.
                              INDEX TO FORM 10-Q


                                                                         PAGE(S)
                                                                         -------
            PART 1 - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

           Consolidated Balance Sheets .....................................   1

           Consolidated Statements of Operations ...........................   2

           Consolidated Statements of Cash Flows ...........................   3

           Notes to Consolidated Financial Statements ......................   4

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................   5

Item 3:  Quantitative and Qualitative Disclosure about Market Risk..........   *

                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings..................................................   7

Item 2:  Changes in Securities and Use of Proceeds..........................   *

Item 3:  Defaults upon Senior Securities....................................   *

Item 4:  Submission of Matters to a Vote of Security Holders................   *

Item 5:  Other Information..................................................   *

Item 6:  Exhibits and Reports on Form 8-K ..................................   7

* Omitted as not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GARGOYLES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,    DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents........................   $    477,477   $    161,472
  Trade receivables, net...........................      6,936,843      3,761,517
  Inventories, net.................................      6,476,374      8,342,717
Other current assets and prepaid expenses..........      2,027,987      1,539,609
                                                      ------------   ------------
Total current assets...............................     15,918,681     13,805,315
Property and equipment, net........................      1,052,904      1,084,051
Intangibles, net...................................     12,902,840     13,049,942
Other assets.......................................        263,811        273,257
                                                      ------------   ------------
Total assets.......................................   $ 30,138,236   $ 28,212,565
                                                      ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.................................   $  3,387,999   $  3,963,182
  Accrued expenses and other current liabilities...      3,416,962      2,735,658
  Current portion of long-term debt................      7,471,186        900,000
                                                      ------------   ------------
Total current liabilities..........................     14,276,147      7,598,840

Long-term debt, net of current portion.............     18,300,000     24,533,104

Deferred license income and other..................      1,109,168        904,841

Shareholders' deficit:
  Preferred stock, no par value, authorized
    issued and outstanding -- 10,000,000 shares....      9,810,000      9,810,000
  Common stock, no par value, authorized shares --
    40,000,000, issued and outstanding --
    7,822,191 shares...............................     26,529,282     26,529,282
  Accumulated deficit..............................    (39,886,361)   (41,163,502)
                                                      ------------   ------------
Total shareholders' deficit........................     (3,547,079)    (4,824,220)
                                                      ------------   ------------
Total liabilities and shareholders' deficit........   $ 30,138,236   $ 28,212,565
                                                      ============   ============

    See accompanying notes to the Consolidated Financial Statements

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                2000             1999
                                            -----------       ----------
Net sales...............................    $12,103,400       $9,348,011
Cost of sales...........................      4,993,892        4,117,786
                                            -----------       ----------
Gross profit............................      7,109,508        5,230,225
License income..........................         50,262          182,233
                                            -----------       ----------
                                              7,159,770        5,412,458
                                            -----------       ----------
Operating expenses:
  Sales and marketing...................      2,774,940        2,536,000
  General and administrative............      1,783,763        1,436,875
  Shipping and warehousing..............        355,879          332,004
  Provision for doubtful accounts.......         69,958           88,272
                                            -----------       ----------
Total operating expenses................      4,984,540        4,393,151
                                            -----------       ----------
Income from operations..................      2,175,231        1,019,307
Interest and other (expense)............       (643,763)        (787,648)
                                            -----------       ----------
Income before income taxes..............      1,531,467          231,659
Income tax provision....................              -                -
                                            -----------       ----------
Net income..............................      1,531,467          231,659

 Preferred stock dividends accrued......       (254,325)               -
                                            -----------       ----------
Net income available for
 common shareholders....................    $ 1,277,142       $  231,659
                                            ===========       ==========
Basic net income per share..............           $.16             $.03
                                            ===========       ==========
Diluted net income per share............           $.04             $.03
                                            ===========       ==========

    See accompanying notes to the Consolidated Financial Statements

                                GARGOYLES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2000            1999
                                                            -----------      -----------
OPERATING ACTIVITIES
Net income..............................................    $ 1,531,467      $   231,659
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation..........................................        151,776          177,088
  Amortization..........................................        152,134          292,317
  Deferred license income...............................        (50,000)         (50,000)
     Provision for doubtful accounts....................         69,958           88,272

  Changes in assets and liabilities:
   Accounts receivable..................................     (3,245,284)      (4,133,628)
   Inventories..........................................      1,866,343          885,964
   Other current assets and other assets................       (483,962)         154,303
   Accounts payable, accrued expenses and other
    current liabilities.................................        106,120         (598,315)
                                                            -----------      -----------
Net cash provided by (used in) operating activities.....         98,552       (2,952,340)
                                                            -----------      -----------
INVESTING ACTIVITIES
Acquisition of property and equipment...................       (120,629)         (12,622)

FINANCING ACTIVITIES
Principal payments of long-term debt....................        (50,000)
Net proceeds under revolving credit line................        388,082        3,088,910

                                                            -----------      -----------
Net cash provided by financing activities...............        338,082        3,088,910
                                                            -----------      -----------

Effect of foreign currency translation on cash..........              -           (9,046)
                                                            -----------      -----------
Net increase (decrease) in cash.........................        316,005          114,902
Cash and cash equivalents, beginning of period..........        161,472          194,314
                                                            -----------      -----------
Cash and cash equivalents, end of period................    $   477,477      $   309,216
                                                           ============      ===========

    See accompanying notes to the Consolidated Financial Statements

                                GARGOYLES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at March 31, 2000 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1999 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission.

     The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

2.  INVENTORIES

    Inventories consist of the following:

                                          March 31,     December 31,
                                             2000           1999
                                          ----------    ------------
Materials..............................   $2,956,962     $3,199,221
Finished goods.........................    4,136,601      6,010,315
 Reserves for excess, slow-moving and
  obsolete inventories.................     (617,189)      (866,819)
                                          ----------     ----------
   Inventories, net....................   $6,476,374     $8,342,717
                                          ==========     ==========

3.   INCOME TAXES

     The Company recorded no income tax provision or benefit relating to the net income or loss for the three-month periods ended March 31, 2000 and 1999. The Company utilized its net operating losses to eliminate any provision for income taxes.

4.   EARNINGS PER SHARE

     The calculation of earnings per share is based on net income less dividend requirements divided by weighted average common shares and common share equivalents. The weighted-average number of common shares used in the calculation of basic earnings per share is 7,822,191 for both of the three-month periods ended March 31, 2000 and 1999. The calculation of diluted income per common share assumes the dilutive issuance of convertible Series A Preferred Stock resulting in an increase in weighted average common shares and an adjustment in income available for common shareholders due to reduced dividend requirements. For purposes of calculating diluted earnings per share, stock options have been included to the extent their effect would be dilutive. The weighted-average number of common shares used in the calculation of diluted earnings per share for the three month periods ended March 31, 2000 and 1999 is 39,519,127 and 7,822,191 respectively.

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

6.   LITIGATION

     On May 1, 2000, the Company reached agreement with the Washington State Department of Revenue regarding sales, use and business and occupation taxes assessed against the Company resulting from an audit of periods from January 1, 1993 through June 30, 1997. In the Agreement, Gargoyles agreed to pay a $338,941 assessment plus $108,058 of interest accrued on the assessment. The Company will pay the total assessment of $446,999 in three equal installments in May, June and July, 2000.

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

     On December 28, 1999, Hobie Designs, Inc. filed an action against Gargoyles, Inc. and it subsidiary H.S.C. in the Superior Court of California, County of Orange under Case No. 818816. Upon motion of Gargoyles and, H.S.C., on February 4, 2000, the case was removed to Federal Court and is now pending in the United States District Court for the Central District of California under Case No. SA-CV00-100 DOC. In the lawsuit, Hobie Desings alleges breach of the license agreement under which H.S.C. has the right to use the Hobie trademark in connection with the marketing and sale of eyewear and related products. Hobie Designs claims damages in an unspecified amount and seeks termination of the license agreement. Gargoyles and H.S.C. have retained counsel to represent them in this matter and intend to defend vigorously the plaintiff's claims. It is the Company's position that no material breach of the Hobie license agreement has occurred. There can be no assurance, however, that this case will be resolved successfully and that the Company's position will ultimately prevail. Failure to resolve this matter successfully could require the Company to modify the license agreement to the Company's disadvantage or could result in the loss of H.S.C.'s right to market eyewear under the Hobie brand.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain statements within this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, the factors discussed in the Company's Annual Report, as amended, on Form 10-K under factors discussed in connection with the forward-looking statements. Forward-looking statements reflect management's views, estimates and opinions at the date on which the statements are made. The Company undertakes no obligation to update forward-looking statements to reflect changes in circumstances or changes in the views, estimates or opinions of management that occur after the statements are made. Because of the inherent uncertainty of forward-looking statements and because circumstances or management's views, estimates and opinions may change, investors are cautioned not to place undue reliance on forward-looking statements. Certain forward-looking statements are identified with a cross-reference to this paragraph.

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

RESULTS OF OPERATIONS

     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                                    Three Months
                                                        Ended
                                                      March 31,
                                                    -------------
                                                     2000    1999
                                                    -----   -----
     Net sales...................................   100.0%  100.0%
     Cost of sales...............................    41.3    44.0
                                                    -----   -----
     Gross profit................................    58.7    56.0
     License income..............................     0.4     1.9
     Operating expenses:
       Sales and marketing.......................    22.9    27.1
       General and administrative................    14.7    15.4
       Shipping and warehousing..................     2.9     3.6
          Provision for doubtful accounts........      .6      .9
                                                    -----   -----
     Total operating expenses....................    41.2    47.0
                                                    -----   -----
     Income from operations......................    18.0%   10.9%
                                                    =====   =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net sales. Net sales increased 29.5% to $12.1 million for the quarter ended March 31, 2000 from $9.3 million for the quarter ended March 31, 1999. This increase was primarily due to improved sales and distribution and continuing acceptance of the Company's product offerings.

     Gross profit. Gross profit increased to $7.1 million for the quarter ended March 31, 2000 from $5.2 million for the quarter ended March 31, 1999. As a percentage of net sales, gross margin increased to 58.7% in the 2000 quarter from 56% in the 1999 quarter. The increase in gross margin in 2000 as compared to 1999 was due primarily to improved margins on sales of the Company's Gargoyles brand products and the increased percentage of total sales of this brand and the sales of the Company's Sungold division.

     License income. License income decreased to $50,000 for the quarter ended March 31, 2000 compared to $182,000 for the quarter ended March 31, 1999. License income in first quarter 1999 included sales of product by a licensee which did not reoccur in 2000.

     Operating expenses. Operating expenses increased 13.5% to $5 million for the quarter ended March 31, 2000 from $4.4 million for the quarter ended March 31, 1999. As a percentage of net sales, operating expenses decreased to 41.2% in the 2000 quarter from 47% in the 1999 quarter. Sales and marketing expenses increased $239,000 in the 2000 quarter, primarily as a result of increased marketing efforts, especially for the Gargoyles brand. As a percentage of net sales, sales and marketing expenses decreased to 22.9% in the 2000 quarter from 27.1% in the 1999 quarter. General and administrative expenses increased $347,000 in the 2000 quarter, primarily as a result of severance payments. As a percentage of net sales, general and administrative decreased to 14.7% in the 2000 quarter from 15.4% in the 1999 quarter. Shipping and warehousing expenses increased $24,000 in the 2000 quarter, primarily as a result of increased sales. As a percentage of net sales, shipping and warehousing expenses decreased to 2.9% in the 2000 quarter from 3.6% in the 1999 quarter. Provision for doubtful accounts decreased $18,000 in the 2000 quarter. As a percentage of net sales, provision for doubtful accounts decreased to .6% in the 2000 quarter from .9% in the 1999 quarter. The increase in total operating expenses of $591,000 is primarily the result of the increased sales, increased marketing expenditures, and severance payments.

     Income from operations. Income from operations increased 113.4%. to $2.2 million for the quarter ended March 31, 2000 compared to income from operations of $1 million for the quarter ended March 31, 1999.

     Interest (expense). Interest expense decreased 18.3% to $643,000 for the quarter ended March 31, 2000 compared with interest expense of $787,000 for the quarter ended March 31, 1999. The decrease was primarily due to reduced borrowings. The

Company's outstanding borrowings were $25.7 million at March 31, 2000 compared to $31.6 million at March 31, 1999.

     Income tax provision (benefit). The Company's income tax provision was zero for both quarters ended March 31, 2000 and March 31, 1999. The Company utilized its net operating losses to eliminate any provision for income taxes in both quarters.

     Net income. As a result of the items discussed above, the Company's net income was $1.5 million or $.04 per diluted common share for the quarter ended March 31, 2000 compared to a net income of $232,000 or $.03 per diluted common share for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash provided by the Company's operating activities totaled $99,000 for the three months ended March 31, 2000 compared to cash used in operating activities of $3 million for the three months ended March 31, 1999. The Company's cash provided by operating activities increased in the first quarter of 2000 by $3 million compared to the first quarter of 1999 due primarily to (i) a $1.3 million increase in net income, (ii) a decrease in net inventories of approximately $1.0 million, and (iii) a decrease in the build-up of accounts receivable of approximately $888,000. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $121,000 and $13,000 for the three months ended March 31, 2000 and 1999, respectively. Cash provided by the Company's financing activities, primarily proceeds from bank debt, totaled $338,000 and $3 million for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, the Company had unused sources of liquidity of $2.6 million, consisting of cash and cash equivalents of $477,000 and borrowings available under its revolving loan of $2.2 million.

SEASONALITY

     The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 1, 2000, the Company reached agreement with the Washington State Department of Revenue regarding sales, use and business and occupation taxes assessed against the Company resulting from an audit of periods from January 1, 1993 through June 30, 1997. In the Agreement, Gargoyles agreed to pay a $338,941 assessment plus $108,058 of interest accrued on the assessment. The Company will pay the total assessment of $446,999 in three equal installments in May, June and July, 2000.

     There have been no material changes in any other legal proceedings reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     Exhibit 11.1  Statement Regarding Computation of Per Share Earnings
     Exhibit 27.1  Financial Data Schedule

(b) REPORTS ON FORM 8-K

None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 12, 2000                         Gargoyles, Inc.
                                     (Registrant)

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