Form 10-Q
period 2000-06-30
GARGOYLES INC
filed 2000-08-14
CIK 1016278

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               Yes [X]    No [ ]

As of June 30, 2000, there were 7,822,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant, and 10,000,000 outstanding shares of the registrant's Series A preferred stock, which is the only series of preferred stock of the registrant. Each share of preferred stock is convertible into 3.1600342 shares of common stock, and each share of preferred stock is entitled to 3.1600342 votes.

                                GARGOYLES, INC.
                              INDEX TO FORM 10-Q

                                                                         PAGE(S)
                                                                         -------
                     PART 1 - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

           Consolidated Balance Sheets .................................     3

           Consolidated Statements of Operations .......................     4

           Consolidated Statements of Cash Flows .......................     5

           Notes to Consolidated Financial Statements ..................     6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................     7

Item 3:  Quantitative and Qualitative Disclosure about Market Risk......     *

                       PART II - OTHER INFORMATION

Item 1:    Legal Proceedings............................................    11

Item 2:    Changes in Securities and Use of Proceeds....................     *

Item 3:    Defaults upon Senior Securities..............................     *

Item 4:    Submission of Matters to a Vote of Security Holders..........    11

Item 5:    Other Information............................................     *

Item 6:    Exhibits and Reports on Form 8-K.............................    12

* Omitted as not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                GARGOYLES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30,     DECEMBER 31,
                                                             2000           1999
                                                         ------------   ------------
                                                         (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                               $    189,726   $    161,472
 Trade receivables, net                                     5,780,672      3,761,517
 Inventories, net                                           5,937,478      8,342,717
 Other current assets and prepaid expenses                  1,883,690      1,539,609
                                                         ------------   ------------
Total current assets                                       13,791,566     13,805,315
Property and equipment, net                                   969,875      1,084,051
Intangibles, net                                           12,717,992     13,049,942
Other assets                                                  273,404        273,257
                                                         ------------   ------------
Total assets                                             $ 27,752,837   $ 28,212,565
                                                         ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $  3,167,691   $  3,963,182
 Accrued expenses and other current liabilities             2,758,120      2,735,658
 Accrued income taxes                                         841,041              -
 Revolving loan payable                                     4,344,261              -
 Current portion of long-term debt                          1,200,000        900,000
                                                         ------------   ------------
Total current liabilities                                  12,311,113      7,598,840

Revolving loan payable                                              -      6,033,104
Long-term debt, net of current portion                     17,808,333     18,500,000

Preferred stock dividends and other                         1,309,028        904,841


Shareholders' equity:
 Preferred stock, no par value, authorized shares ---
  10,000,000, issued and outstanding --
  10,000,000 and none, respectively
  Liquidation value $1.00 per share --                      9,810,000      9,810,000
 Common stock, no par value, authorized shares
  40,000,000, issued and outstanding --
  7,822,191 and 7,822,191, respectively                    26,529,282     26,529,282
 Accumulated deficit                                      (40,014,919)   (41,163,502)
                                                         ------------   ------------
Total shareholders' equity                                 (3,675,637)    (4,824,220)
                                                         ------------   ------------

Total liabilities and shareholders' equity               $ 27,752,837   $ 28,212,565
                                                         ============   ============

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ----------------------------   ---------------------------
                                            2000           1999           2000            1999
                                        -----------    -----------    -----------     -----------
Net sales                               $10,703,938    $10,063,484    $22,807,338     $19,411,495
Cost of sales                             4,408,338      4,179,611      9,402,230       8,297,397
                                        -----------    -----------    -----------     -----------
Gross profit                              6,295,600      5,883,873     13,405,108      11,114,098
License income                               50,153        149,035        100,416         331,268
                                        -----------    -----------    -----------     -----------
                                          6,345,753      6,032,908     13,505,524      11,445,366
                                        -----------    -----------    -----------     -----------
Operating expenses:
  Sales and marketing                     2,742,326      2,297,556      5,517,266       4,777,991
  General and administrative              1,390,504      1,197,930      2,870,424       2,367,237
  Shipping and warehousing                  302,357        373,815        658,236         705,821
  Provision for doubtful accounts             3,923        125,016         73,814         213,288
                                        -----------    -----------    -----------     -----------
Total operating expenses                  4,439,110      3,994,317      9,119,740       8,064,337
                                        -----------    -----------    -----------     -----------
Income (loss) from operations             1,906,643      2,038,591      4,385,784       3,381,029
Depreciation and amortization              (314,775)      (307,911)      (618,685)       (631,041)
Interest and other expense                 (629,523)      (636,616)    (1,273,287)     (1,424,265)
                                        -----------    -----------    -----------     -----------
Income (loss) before income taxes           962,345      1,094,064      2,493,812       1,325,723
Income tax provision                        841,041             --        841,041              --
                                        -----------    -----------    -----------     -----------
Net income (loss)                       $   121,304    $ 1,094,064    $ 1,652,771     $ 1,325,723
                                        ===========    ===========    ===========     ===========

 Preferred stock dividends accrued          249,861         68,708        504,186          68,708
                                        -----------    -----------    -----------     -----------

Net income (loss) available for
 common shareholders                    $  (128,557)   $ 1,025,356    $ 1,148,585     $ 1,257,015
                                        ===========    ===========    ===========     ===========

Basic net income (loss) per share       $      (.02)   $       .13    $       .15     $       .16
                                        ===========    ===========    ===========     ===========
Diluted net income (loss) per share     $      (.02)   $       .06    $       .04     $       .10
                                        ===========    ===========    ===========     ===========

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  2000          1999
                                                              -----------   -----------
OPERATING ACTIVITIES
Net income (loss)                                             $ 1,652,771   $ 1,325,723
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation                                                    276,669       338,858
  Amortization                                                    342,016       438,495
  Deferred license income                                        (100,000)     (100,000)
  Non-cash provision for doubtful accounts                         73,881       213,288
 Changes in assets and liabilities:
  Trade receivables                                            (2,093,036)   (3,368,031)
  Inventories                                                   2,405,239     1,599,120
  Other current assets, prepaid expenses, and other assets       (354,295)      298,690
  Accounts payable, accrued expenses and other
   current liabilities                                           (773,029)   (3,871,170)
  Accrued income taxes                                            841,041             -
                                                              -----------   -----------
Net cash provided by (used in) operating activities             2,271,257    (3,125,027)
                                                              -----------   -----------
INVESTING ACTIVITIES
Acquisition of property and equipment                            (162,493)      (68,271)
                                                              -----------   -----------
Net cash used in investing activities                            (162,493)      (68,271)
                                                              -----------   -----------
FINANCING ACTIVITIES
Principal payments of long-term debt                             (391,667)
Net proceeds from (repayments of) revolving loan payable       (1,688,843)    3,411,523
                                                              -----------   -----------
Net cash provided by (used in) financing activities            (2,080,510)    3,411,523
                                                              -----------   -----------
Effect of foreign currency translation on cash                         --       (34,356)
                                                              -----------   -----------
Net increase in cash                                               28,254       183,869
Cash and cash equivalents, beginning of period                    161,472       194,314
                                                              -----------   -----------
Cash and cash equivalents, end of period                      $   189,726   $   378,183
                                                              ===========   ===========

Supplemental disclosure of non-cash investing and financing activities

Preferred stock issued in exchange for a decrease in debt     $        --   $10,000,000

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at June 30, 2000 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1999Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The Company's net sales are subject to seasonal variations. Accordingly, the results of operations for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

2.  INVENTORIES

     Inventories consist of the following:

                                           June 30,    December 31,
                                             1999          1999
                                         ------------  -------------
Materials..............................   $2,926,398     $3,199,221
Finished goods.........................    3,664,979      6,010,315
 Reserves for excess, slow-moving and
  obsolete inventories.................     (653,899)      (866,819)
                                          ----------     ----------
   Inventories, net....................   $5,937,478     $8,342,717
                                          ==========     ==========

3.  INCOME TAXES

     In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes for the three and six months ended June 30, 1999.

     The Company's net operating loss carry forwards at December 31, 1999 are based on US Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry forwards, and the Company's interpretation of Internal Revenue Service Code
Section 382. Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. The Company's operations are profitable and if this position by the Company were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

     The Company believes it has a reasonable basis for its tax position, however, for financial reporting purposes, the Company has elected to record a contingent tax provision based on a more conservative interpretation of Code
Section 382, and has therefore recorded an $841,000 income tax provision for the six months ended June 30, 2000.


4.  EARNINGS PER SHARE

     The calculation of earnings per share is based on net income less dividend requirements divided by weighted average common shares and common share equivalents. The weighted-average number of common shares used in the calculation of basic earnings per share is 7,822,191 for both of the three-month and six-month periods ended June 30, 2000 and 1999. The calculation of diluted income per common share assumes the dilutive issuance of convertible Series A Preferred Stock resulting in an increase in weighted average common shares and an adjustment in income available for common shareholders due to reduced dividend requirements. For the three months ended June 30, 2000 such calculation was antidilutive. For purposes of calculating diluted earnings per share, stock options have been included to the extent their effect would be dilutive. The weighted-average number of common shares used in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999 is 7,822,191 and 18,355,638 and 39,486,720
and 13,088,915 respectively.

5.  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.

6.  LITIGATION

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

     On May 18, 2000, Oakley, Inc. filed an action against Pacific Sunwear of California, Inc., a customer of Gargoyles' subsidiary Sungold Eyewear, Inc., in the United States District Court for the Southern District of California under Case Number 00CV-1010BTM(JFS). In the lawsuit, Oakley alleges that certain sunglasses sold by Pacific Sunwear infringe certain Oakley patents. On June 7, 2000, Pacific Sunwear filed an answer and cross claim against Sungold, as the supplier of the sunglasses to Pacific Sunwear. On July 25, 2000, Oakley amended its complaint to name Sungold as a direct defendant in the lawsuit. Oakley seeks injunctive relief, lost profits, and other damages in an unspecified amount. Sungold has retained counsel to represent it in this matter and intends to defend vigorously the plaintiffs' claims. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position.

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

RESULTS OF OPERATIONS

    The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:


                                        Three Months        Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       -------------       ------------
                                        2000    1999       2000    1999
                                       -----   -----      -----   -----
Net sales.........................     100.0%  100.0%     100.0%  100.0%
Cost of sales.....................      41.2    41.5       41.2    42.7
                                       -----   -----      -----   -----
Gross profit......................      58.8    58.5       58.8    57.3
License income....................       0.5     1.5        0.4     1.7
Operating expenses:
 Sales and marketing..............      25.6    22.8       24.2    24.6
 General and administrative.......      13.0    11.9       12.6    12.2
 Shipping and warehousing.........       2.8     3.7        2.9     3.6
 Provision for doubtful accounts         0.1     1.2        0.3     1.1
                                       -----   -----      -----   -----
  Total operating expenses........      41.5    39.7       40.0    41.5
                                       -----   -----      -----   -----
Income (loss) from operations.....      17.8    20.3       19.2    17.4
                                       =====   =====      =====   =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net sales. Net sales increased 6.4% from $10.1 million for the quarter ended June 30, 1999 to $10.7 million for the quarter ended June 30, 2000. This increase was primarily due to improved sales and distribution and continuing acceptance of the Company's product offerings.

     Gross profit. Gross profit increased from $5.9 million for the quarter ended June 30, 1999 to $6.3 million for the quarter ended June 30, 2000. As a percentage of net sales, gross profit increased to 58.8% in the 2000 quarter from 58.5% in the 1999 quarter, primarily due to increased sales and improved margins on sales of the Company's Gargoyles brand products and the increased percentage of total sales of certain other of the Company's higher margin brands.

     License income. License income decreased to $50,000 for the quarter ended June 30, 2000 compared to $149,000 for the quarter ended June 30, 1999. License income in 1999 included sales of product by a licensee which did not reoccur in 2000.

     Operating expenses. Operating expenses increased to $4.4 million for the quarter ended June 30, 2000 from $4 million for the quarter ended June 30, 1999. As a percentage of net sales, operating expenses increased to 41.5% in the 2000 quarter from 39.7% in the 1999 quarter. Sales and marketing expenses increased $445,000 in the 2000 quarter, primarily as a result of increased marketing efforts, especially for the Gargoyles brand. As a percentage of net sales, sales and marketing expenses increased to 25.6% in the 2000 quarter from 22.8% in the 1999 quarter. General and administrative expenses increased $193,000 in the 2000 quarter, primarily as a result of increased salaries and professional fees. As a percentage of net sales, general and administrative expenses increased to 13% in the 2000 quarter from 11.9% in the 1999 quarter. Shipping and warehousing expenses decreased $71,000 in the 2000 quarter. As a percentage of net sales, shipping and warehousing expenses decreased to 2.8% in the 2000 quarter from 3.7% in the 1999 quarter. Provision for doubtful accounts decreased $121,000 in the 2000 quarter. As a percentage of net sales, provision for doubtful accounts decreased to 0.1% in the 2000 quarter from 1.2% in the 1999 quarter. The increase in total operating expenses of $452,000 is primarily the result of increased sales, increased marketing expenditures, and increased salary and professional expenses.

     Income (loss) from operations. The Company generated income from operations of $1.9 million for the quarter ended June 30, 2000 compared to income from operations of $2 million for the quarter ended June 30, 1999. As a percentage of net sales, income from operations decreased to 17.8% in the 2000 quarter from 20.3% in the comparable 1999 period.

     Depreciation and amortization expense. Depreciation and amortization expense was $315,000 and $308,000 for the quarters ended June 30, 2000 and June 30, 1999, respectively.

     Interest income (expense). Interest expense was $630,000 for the quarter ended June 30, 2000 compared with interest expense of $637,000 for the quarter ended June 30, 1999. Despite a lower level of indebtedness, interest expense in 2000 was negatively effected by the increase in interest rates in 2000 as compared to 1999.

     Income tax provision. In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes for the three and six months ended June 30, 1999.

     The Company's net operating loss carry forwards at December 31, 1999 are based on US Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry forwards, and the Company's interpretation of Internal Revenue Service Code
Section 382. Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. The Company's operations are profitable and if this position by the Company were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

     The Company believes it has a reasonable basis for its tax position, however, for financial reporting purposes, the Company has elected to record a contingent tax provision based on a more conservative interpretation of Code
Section 382, and has therefore recorded an $841,000 income tax provision for the six months ended June 30, 2000.

     Net income (loss). As a result of the items discussed above, the Company's net income was $121,000 or $(.02) per diluted common share for the quarter ended June 30, 2000 compared to net income of $1.1 million or $.06 per diluted common share for the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net sales. Net sales increased 17.5% to $22.8 million for the six months ended June 30, 2000 from $19.4 million for the six months ended June 30, 1999. This increase was primarily due to improved sales and distribution and continuing acceptance of the Company's product offerings.

     Gross profit. Gross profit increased to $13.4 million for the six months ended June 30, 2000 from $11.1 million for the six months ended June 30, 1999. As a percentage of net sales, gross profit increased to 58.8% in 2000 from 57.3% in 1999. The increase in gross margin in 2000 as compared to 1999 was due primarily to increased sales and improved margins on sales of the Company's Gargoyles brand products and the increased percentage of total sales of this brand and the sales of certain other of the Company's higher margin brands.

     License income. License income decreased to $100,000 for the six months ended June 30, 2000 compared to $331,000 for the six months ended June 30, 1999. License income in 1999 included sales of product by a licensee which did not reoccur in 2000.

     Operating expenses. Operating expenses increased to $9.1 million for the six months ended June 30, 2000 from $8.1 million for the six months ended June 30, 1999. As a percentage of net sales, operating expenses decreased to 40% in 2000 from 41.5% in 1999. Sales and marketing expenses increased $739,000 in 2000 as compared to the same period in 1999. As a percentage of net sales, sales and marketing expenses decreased to 24.2% in the 2000 period from 24.6% in the comparable 1999 period. General and administrative expenses increased $503,000 for the six months ended June 30, 2000, primarily as a result of severance payments, increased salaries and professional fees. As a percentage of net sales, general and administrative expenses increased to 12.6% in 2000 from 12.2% in 1999. Shipping and warehousing expenses decreased $48,000 in 2000 as compared to the six months ended June 30, 1999. As a percentage of net sales, shipping and warehousing expenses decreased to 2.9% in 2000 from 3.6% in 1999. Provision for doubtful accounts decreased $139,000 in 2000 as compared to the six months ended June 30, 1999. As a percentage of net sales, provision for doubtful accounts decreased to 0.3% in 2000 from 1.1% in 1999. The increase in total operating expenses of $1.1 million is primarily the result of increased sales, increased marketing expenditures, employee severance payments, and increased salaries and professional fees.

     Income (loss) from operations. The Company generated income from operations of $4.4 million for the six months ended June 30, 2000 compared to income from operations of $3.4 million for the six months ended June 30, 1999.

     Depreciation and amortization expense. Depreciation and amortization expense was $619,000 and $631,000 for the six months ended June 30, 2000 and June 30, 1999, respectively.

     Interest income (expense). Interest expense was $1.3 million for the six months ended June 30, 2000 compared with interest expense of $1.4 million for the six months ended June 30, 1999. Despite a lower level of indebtedness, interest expense in 2000 was negatively effected by the increase in interest rates in 2000 as compared to 1999.

     Income tax provision. In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes for the three and six months ended June 30, 1999.

     The Company's net operating loss carry forwards at December 31, 1999 are based on US Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry forwards, and the Company's interpretation of Internal Revenue Service Code
Section 382. Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. The Company's operations are profitable and if this position by the Company were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

     The Company believes it has a reasonable basis for its tax position, however, for financial reporting purposes, the Company has elected to record a contingent tax provision based on a more conservative interpretation of Code
Section 382, and has therefore recorded an $841,000 income tax provision for the six months ended June 30, 2000.

     Net income (loss). As a result of the items discussed above, the Company's net income was $1.7 million or $.04 per diluted common share for the six months ended June 30, 2000 compared to net income of $1.3 million or $.10 per diluted common share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has relied primarily on cash from operations, borrowings and its initial public offering of common stock to finance its operations. Cash provided by the Company's operating activities totaled $2.3 million for the six months ended June 30, 2000 compared to cash used in operating activities of $3.1 million for the six months ended June 30, 1999. The Company's cash provided by operating activities increased in the first six months of 2000 by $5.4 million compared to the first six months of 1999 due primarily to (i) a $1.2 million increase in income before taxes, (ii) a decrease in net inventories of approximately $800,000, (iii) a decrease in the build-up of accounts receivable of approximately $1.3 million, and (iv) a decrease in net payments to vendors on accounts payable and other payments of approximately $3 million. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $162,000 and $68,000 for the six months ended June 30, 2000 and 1999, respectively. Cash used in the Company's financing activities, primarily repayments of bank debt totaled $2.1 million for the six months ended June 30, 2000 compared to cash provided by the Company's financing activities, primarily proceeds from bank debt, of $3.4 million in the comparable 1999 period. As of June 30, 2000, the Company had unused sources of liquidity of $4.8 million, consisting of cash and cash equivalents of $190,000 and borrowings available under its revolving loan of $4.6 million.


SEASONALITY

     The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by the Company's customers, the mix of product sales and the effects of weather conditions on consumer purchases.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 18, 2000, Oakley, Inc. filed an action against Pacific Sunwear of California, Inc., a customer of Gargoyles' subsidiary Sungold Eyewear, Inc., in the United States District Court for the Southern District of California under Case Number 00CV-1010BTM(JFS). In the lawsuit, Oakley alleges that certain sunglasses sold by Pacific Sunwear infringe certain Oakley patents. On June 7, 2000, Pacific Sunwear filed an answer and cross claim against Sungold, as the supplier of the sunglasses to Pacific Sunwear. On July 25, 2000, Oakley amended its complaint to name Sungold as a direct defendant in the lawsuit. Oakley seeks injunctive relief, lost profits, and other damages in an unspecified amount. Sungold has retained counsel to represent it in this matter and intends to defend vigorously the plaintiffs' claims. The company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position.

     There have been no material changes in any other legal proceedings reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000 as updated in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on June 15, 2000. At the annual meeting, two Class 3 Directors were up for election. The following summarizes all matters voted on at the meeting:

     Election of Directors                                For      Withheld

     Class 3 Directors: Elected to serve until the 2003 annual meeting

         Leo Rosenberger                               39,071,710    16,090
         Paul Shipman                                  39,071,710    16,090

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     Exhibit 10.1 Amendment No. 1 to License Agreement between Wrangler Apparel Corp. and Gargoyles, Inc., dated August 3, 2000.
     Exhibit 11.1  Statement Regarding Computation of Per Share Earnings
     Exhibit 27.1  Financial Data Schedule

(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 14, 2000                     Gargoyles, Inc.
                                    (Registrant)

                                    /s/ Leo Rosenberger
                                    -------------------

                                    Leo Rosenberger , Chief Executive Officer,
                                    Chief Financial Officer and Treasurer


                                 EXHIBIT INDEX

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION

Exhibit 10.1 Amendment No. 1 to License Agreement between Wrangler Apparel Corp and Gargoyles, Inc., dated August 3, 2000.

Exhibit 11.1  Statement Regarding Computation of Per Share Earnings

Exhibit 27.1  Financial Data Schedule