Form 10-Q
period 2000-09-30
GARGOYLES INC
filed 2000-11-14
CIK 1016278

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      OR

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

                               Yes [X]    No [ ]

As of November 1, 2000, there were 7,822,191 outstanding shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant, and 10,000,000 outstanding shares of the registrant's Series A preferred stock, which is the only series of preferred stock of the registrant. Each share of preferred stock is convertible into 3.1600342 shares of common stock, and each share of preferred stock is entitled to 3.1600342 votes.

                                GARGOYLES, INC.
                              INDEX TO FORM 10-Q

                                                                         PAGE(S)
                                                                         -------
                        PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited)

            Consolidated Balance Sheets .................................     1

            Consolidated Statements of Operations .......................     2

            Consolidated Statements of Cash Flows .......................     3

            Notes to Consolidated Financial Statements ..................     4

Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................     5

Item 3:   Quantitative and Qualitative Disclosure about Market Risk......     9

                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings..............................................     9

Item 2:   Changes in Securities and Use of Proceeds......................     *

Item 3:   Defaults upon Senior Securities................................     *

Item 4:   Submission of Matters to a Vote of Security Holders............     *

Item 5:   Other Information..............................................     *

Item 6:   Exhibits and Reports on Form 8-K...............................    10

* Omitted as not applicable to this Report

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GARGOYLES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           2000           1999
                                                      -------------   ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                            $     81,100   $    161,472
  Trade receivables, net                                  3,502,520      3,761,517
  Inventories, net                                        6,274,925      8,342,717
  Other current assets and prepaid expenses               1,641,543      1,539,609
                                                       ------------   ------------
Total current assets                                     11,500,088     13,805,315
Property and equipment, net                                 885,424      1,084,051
Intangibles, net                                         12,533,144     13,049,942
Other assets                                                251,350        273,257
                                                       ------------   ------------
Total assets                                           $ 25,170,006   $ 28,212,565
                                                       ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  1,977,457   $  3,963,182
  Accrued expenses and other current liabilities          2,526,324      2,735,658
  Accrued income taxes                                      196,690              -
  Revolving loan payable                                  5,248,774              -
  Current portion of long-term debt                       1,350,000        900,000
                                                       ------------   ------------
Total current liabilities                                11,299,245      7,598,840

Revolving loan payable                                            -      6,033,104
Long-term debt, net of current portion                   17,433,334     18,500,000

Preferred stock dividends and other                       1,515,279        904,841


Shareholders' equity:
  Preferred stock, no par value, authorized,
   issued and outstanding 10,000,000 shares -
   respectively
   Liquidation value $1.00 per share --                   9,810,000      9,810,000
  Common stock, no par value, authorized shares --
    40,000,000, issued and outstanding --
    7,822,191 shares respectively                        26,529,282     26,529,282
  Accumulated deficit                                   (41,417,134)   (41,163,502)
                                                       ------------   ------------
Total shareholders' equity                               (5,077,852)   ( 4,824,220)
                                                       ------------   ------------
Total liabilities and shareholders' equity             $ 25,170,006   $ 28,212,565
                                                       ============   ============

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                           -------------------------    --------------------------
                                               2000          1999           2000           1999
                                           -----------    ----------    -----------    -----------
Net sales                                  $ 5,721,674    $6,631,018    $28,529,012    $26,042,513
Cost of sales                                2,471,028     2,582,109     11,873,257     10,879,506
                                           -----------    ----------    -----------    -----------
Gross profit                                 3,250,646     4,048,909     16,655,755     15,163,007
License income                                  50,000        52,360        150,415        383,628
                                           -----------    ----------    -----------    -----------
                                             3,300,646     4,101,269     16,806,170     15,546,635
                                           -----------    ----------    -----------    -----------
Operating expenses:
    Sales and marketing                      2,214,130     2,441,831      7,731,396      7,219,822
    General and administrative               1,224,499     1,172,608      4,094,923      3,539,845
    Shipping and warehousing                   309,263       333,146        967,499      1,038,966
    Provision for doubtful accounts             34,920       (37,001)       108,734        176,287
    Depreciation and amortization              367,449       300,462        986,134        931,503
                                           -----------    ----------    -----------    -----------
Total operating expenses                     4,150,261     4,211,046     13,888,686     12,906,423
                                           -----------    ----------    -----------    -----------
Income (loss) from operations                 (849,615)     (109,777)     2,917,484      2,640,212
Interest income (expense)                     (619,244)     (553,054)    (1,890,793)    (2,068,218)
Other income (expense)                        (321,453)      488,094       (323,191)       578,991
                                           -----------    ----------    -----------    -----------
Income (loss) before income taxes           (1,790,312)     (174,737)       703,500      1,150,985
Income tax provision (benefit)                (644,351)           --        196,690             --
                                           -----------    ----------    -----------    -----------
Net income (loss)                          $(1,145,961)   $ (174,737)   $   506,810    $ 1,150,985

Cumulative preferred dividends accrued        (256,251)     (214,613)      (760,437)      (283,321)
                                           -----------    ----------    -----------    -----------
Net income (loss) available for
   common shareholders                     $(1,402,212)   $ (389,350)   $  (253,627)   $   867,664
                                           ===========    ==========    ===========    ===========
Basic net income (loss) per share          $      (.18)   $     (.05)   $      (.03)   $       .11
                                           ===========    ==========    ===========    ===========
Diluted net income (loss) per share        $      (.18)   $     (.05)   $      (.03)   $       .05
                                           ===========    ==========    ===========    ===========

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                 2000         1999
                                                             -----------   -----------
OPERATING ACTIVITIES
Net income (loss)                                            $   506,810   $ 1,150,985
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                                  397,626       491,187
   Amortization                                                  588,507       586,630
   Deferred license income                                      (150,000)     (150,000)
   Non-cash provision for doubtful accounts                      108,734       176,287

  Changes in assets and liabilities:
      Trade receivables                                          150,263    (1,450,719)
      Inventories                                              2,067,792     1,565,641
      Other assets                                              (153,234)      237,204
      Accounts payable, accrued expenses and other
        current liabilities                                   (2,195,063)   (6,742,730)
      Accrued income taxes                                       196,690            --
                                                             -----------   -----------
Net cash provided by (used in) operating activities            1,518,125    (4,135,515)
                                                             -----------   -----------
INVESTING ACTIVITIES
Acquisition of property and equipment                           (197,500)     (119,994)
Increase in intangibles                                               --      (616,146)
                                                             -----------   -----------
Net cash used in investing activities                           (197,500)     (736,140)

FINANCING ACTIVITIES
Principal payments of long term debt                            (616,667)      (50,000)
Net proceeds(repayment)from revolving line of credit            (784,330)    5,220,704
Preferred stock issuance costs                                        --      (296,178)
                                                             -----------   -----------
Net cash provided by (used in) financing activities           (1,400,997)    4,874,526
                                                             -----------   -----------
Effect of foreign currency translation on cash                        --       (34,356)
                                                             -----------   -----------
Net decrease in cash                                             (80,372)      (31,485)
Cash and cash equivalents, beginning of period                   161,472       194,314
                                                             -----------   -----------
Cash and cash equivalents, end of period                     $    81,100   $   162,829
                                                             ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

Preferred stock issued in exchange for a decrease in debt    $     --      $10,000,000

          See accompanying notes to Consolidated Financial Statements

                                GARGOYLES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Interim Consolidated Financial Statements

     The accompanying interim consolidated financial statements of Gargoyles, Inc. and its subsidiaries ("Gargoyles" or the "Company") are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position at September 30, 2000 and the related consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

     (b)  Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the customer, net of allowances for anticipated returns based on relevant historic experience.

2.   INVENTORIES

     Inventories consist of the following:

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
     Materials..............................     $3,163,760     $3,199,221
     Finished goods.........................      3,845,776      6,010,315
        Reserves for excess, slow-moving and
           obsolete inventories.............       (734,611)      (866,819)
                                              -------------   ------------
                Inventories, net............     $6,274,925     $8,342,717
                                              =============   ============

3.   INCOME TAXES

     In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes for the nine months ended September 30, 1999.

     The Company's net operating loss carry forwards at December 31, 1999 are based on US Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry forwards, and the Company's interpretation of Internal Revenue Service Code
Section 382. Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. If this interpretation by the Company were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

     The Company believes it has an arguable basis for its tax position, however, for financial reporting purposes, the Company has elected to record a tax provision based on a more conservative interpretation of Code Section 382, whereby the net resulting losses available in any one year would be limited to approximately $125,000, and has therefore recorded an $196,690 income tax provision for the nine months ended September 30, 2000 based on this limitation and the annual federal statutory tax rate.

4.   EARNINGS PER SHARE

     The calculation of earnings per share is based on net income less dividend requirements divided by weighted average common shares. The weighted-average number of common shares used in the calculation of basic earnings per share is 7,822,191 for both the three and nine month periods ended September 30, 2000 and 1999. The calculation of diluted income per common share assumes the dilutive issuance of convertible Series A Preferred Stock resulting in an increase in weighted average common shares and an adjustment in income available for common shareholders due to reduced dividend requirements. For purposes of calculating diluted earnings per share, stock options have not been included to the extent their effect would be antidilutive. The weighted-average number of common shares used in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999 is 7,822,191 and 7,822,191, and 7,822,191 and 21,866,787 respectively.

     Convertible preferred stock convertible into approximately 30,000,000 shares of common stock was outstanding and not utilized in the earnings per share calculation for the quarters ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 because the securities were antidilutive. Stock options were not utilized in the earnings per share calculation for the quarters ended September 30, 2000 and 1999 and the nine months ended September 30, 1999 because they were not potentially dilutive based on their exercise price and the average market price for the respective periods. For the nine months ended September 30, 2000, stock options representing approximately 54,000 equivalents shares of options were not utilized because they were antidilutive.

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation.

6.   OTHER INCOME (EXPENSE)

     Other income (expense) for the three and nine months ended September 30, 2000 primarily included expenses associated with the settlement and additional estimated costs of various lawsuits of approximately $321,000 and $323,000, respectively.

7.   LITIGATION

     On December 28, 1999, Hobie Designs, Inc. filed an action against Gargoyles, Inc. and it subsidiary H.S.C. in the Superior Court of California, County of Orange under Case No. 818816. Upon motion of Gargoyles and, H.S.C., on February 4, 2000, the case was removed to Federal Court and is now pending in the United States District Court for the Central District of California under Case No. SA-CV00-100 DOC. In the lawsuit, Hobie Designs alleges breach of the license agreement under which H.S.C. has the right to use the Hobie trademark in connection with the marketing and sale of eyewear and related products. Hobie Designs claims damages in an unspecified amount and seeks termination of the license agreement. Gargoyles and H.S.C. have retained counsel to represent them in this matter and intend to defend vigorously the plaintiff's claims. It is the Company's position that no material breach of the Hobie license agreement has occurred. There can be no assurance, however, that this case will be resolved successfully and that the Company's position will ultimately prevail. Failure to resolve this matter successfully could require the Company to modify the license agreement to the Company's disadvantage, could result in the loss of H.S.C.'s right to market eyewear under the Hobie brand, or could cause the Company to re-evaluate its investment in the license agreement resulting in a possible non-cash net asset impairment of approximately $2 million.

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

GENERAL

     Gargoyles designs, assembles, markets and distributes a broad range of sunglasses and eyewear products. The Company competes in the premium (generally retailing at greater that $30) and non-premium (retailing at less than $30) sunglass markets by offering a diverse line of products marketed under a number of brands owned by the Company or licensed from third parties. The Company's principal premium brands include Gargoyles Performance Eyewear, Gargoyles Protective Eyewear, Wrangler Eyewear, Hobie Polarized Sunglasses, Stussy EyeGear, Anarchy Eyewear, Angel Eyewear, Tomichi Studio, and Private Eyes. The Company's principal non-premium brands include Static Eyewear (formerly Fusion Eyewear) and Idol-Eyez.

     The Company operates both directly and through three wholly-owned subsidiaries: H.S.C., Inc., a Washington corporation, Sungold Eyewear, Inc., a Washington corporation, and Private Eyes Sunglass Corporation, also a Washington corporation.

RESULTS OF OPERATIONS

     The following table sets forth results of operations, as a percentage of net sales, for the periods indicated:

                                           Three Months      Nine Months
                                              Ended            Ended
                                           September 30,    September 30,
                                          ---------------  ---------------
                                            2000    1999     2000    1999
                                           -----   -----    -----   -----
     Net sales
       Premium...........................   79.3%   83.3%    70.3%   75.8%
       Non-Premium.......................   20.7%   16.7%    29.7%   24.2%
                                           -----   -----    -----   -----
     Total Net sales.....................  100.0%  100.0%   100.0%  100.0%
     Cost of sales.......................   43.2    38.9     41.6    41.8
                                           -----   -----    -----   -----
     Gross profit........................   56.8    61.1     58.4    58.2
     License income......................    0.9     0.8      0.5     1.5
     Operating expenses:
       Sales and marketing...............   38.7    36.8     27.1    27.7
       General and administrative........   21.4    17.7     14.4    13.6
       Shipping and warehousing..........    5.4     5.0      3.4     4.0
       Provision for doubtful accounts...    0.6    (0.6)     0.4     0.7
       Depreciation and amortization.....    6.4     4.5      3.5     3.6
                                           -----   -----    -----   -----
     Total operating expenses............   72.5    63.5     48.7    49.6
                                           -----   -----    -----   -----
     Income (loss) from operations.......  (14.8)   (1.7)    10.2    10.1
                                           =====   =====    =====   =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales. Net sales decreased $900,000, or 13.7%, from $6.6 million for the quarter ended September 30, 1999 to $5.7 million for the quarter ended September 30, 2000. This decrease was a result of reduced sales of premium sunglasses due to softening retail demand. Non-premium product sales increased 6.9% in the three months ended September 30, 2000 as compared to the same period in 1999.

     Gross profit. Gross profit decreased from $4 million for the quarter ended September 30, 1999 to $3.3 million for the quarter ended September 30, 2000. As a percentage of net sales, gross profit decreased to 56.8% in the 2000 quarter from 61.1% in the 1999 quarter primarily due to reduced sales and an increased percentage of non-premium product sales to total sales. Non-premium product sales are generally sold at lower margins than premium product sales.

     License income. License income decreased to $50,000 for the quarter ended September 30, 2000 compared to $52,000 for the quarter ended September 30, 1999. License income in 1999 included sales of product by a licensee, which did not reoccur in 2000.

     Operating expenses. Operating expenses were $4.2 million for each of the quarters ended September 30, 2000 and

September 30, 1999. As a percentage of net sales, operating expenses increased to 72.5% in the 2000 quarter from 63.5% in the 1999 quarter. Sales and marketing expenses decreased $228,000 in the 2000 quarter, as a result of reduced sales levels. As a percentage of net sales, sales and marketing expenses increased to 38.7% in the 2000 quarter from 36.8% in the 1999 quarter. General and administrative expenses increased $52,000 in the 2000 quarter, primarily as a result of increased salaries and professional fees. As a percentage of net sales, general and administrative expenses increased to 21.4% in the 2000 quarter from 17.7% in the 1999 quarter. Shipping and warehousing expenses decreased $24,000 in the 2000 quarter. As a percentage of net sales, shipping and warehousing expenses increased to 5.4% in the 2000 quarter from 5% in the 1999 quarter. Provision for doubtful accounts increased $72,000 for the three month period ended September 30, 2000 from $(37,000) for the three month period ended September 30, 1999. As a percentage of net sales, provision for doubtful accounts increased to 0.6% from (0.6)%. Depreciation and amortization expense increased $67,000 for the quarters ended September 30, 2000. As a percentage of net sales, depreciation and amortization increased from 4.5% in the 1999 quarter to 6.4% in the quarter ended September 30, 2000. The decrease in total operating expenses of $61,000 is primarily the result of decreased sales.

     Income (loss) from operations. The Company realized a loss from operations of $850,000 for the quarter ended September 30, 2000 compared to a loss from operations of $110,000 for the quarter ended September 30, 1999.

     Interest income (expense). Interest expense was $619,000 for the quarter ended September 30, 2000 compared with interest expense of $553,000 for the quarter ended September 30, 1999. Interest expense in 2000 three-month period was negatively effected by the increase in interest rates in 2000 compared to 1999.

     Other income (expense). The Company recognized (net) other expense of $321,000 for the quarter ended September 30, 2000 primarily due to settlements and additional estimated costs of various lawsuits. In the same period of 1999, the Company recognized (net) income of $488,000 primarily due to settlements of various, previously estimated trade liabilities and contingencies, net of employee severance payments and benefits.

     Income tax provision (benefit). The Company's net operating loss carry forwards at December 31, 1999 are based on US Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry forwards, and the Company's interpretation of Internal Revenue Service Code Section 382. Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. If this interpretation by the Company were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

     The Company believes it has an arguable basis for its tax position, however, for financial reporting purposes, the Company has elected to record a tax provision based on a more conservative interpretation of Code Section 382, whereby the net resulting losses available in any one year would be limited to approximately $125,000, and has therefore recorded a $644,351 benefit for the three months ended September 30, 2000 based on this annual limitation and the annual federal statutory tax rate and recognizing that the quarterly period is an integral part of the annual period.

     Net income (loss). As a result of the items discussed above, the Company's net loss was $1.1 million or ($.18) per diluted common share for the quarter ended September 30, 2000 compared to a net loss of $175,000 or ($.05) per diluted common share for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales. Net sales increased 9.6% to $29 million for the nine months ended September 30, 2000 from $26 million for the nine months ended September 30, 1999. This increase was primarily due to improved sales and distribution of the Company's non-premium sunglasses, sales of which increased 34.7% for the nine months ended September 30, 2000 compared to 1999. Sales of premium sunglasses increased 1.5% for the nine months ended September 30, 2000, compared to the same period in 1999.

     Gross profit. Gross profit increased to $16.7 million for the nine months ended September 30, 2000 from $15.1 million for the nine months ended September 30, 1999. As a percentage of net sales, gross profit increased to 58.4% in the 2000 period from 58.2% in the 1999 period. The increase in gross margin in 2000 as compared to 1999 was due primarily to increased sales.

     License income. License income decreased to $150,000 for the nine months ended September 30, 2000 compared to $384,000 for the nine months ended September 30, 1999. License income in 1999 included sales of product by a licensee which did not reoccur in 2000.

     Operating expenses. Operating expenses increased to $13.9 million for the nine months ended September 30, 2000 from $12.9 million for the nine months ended September 30, 1999. As a percentage of net sales, operating expenses decreased to

48.7% in 2000 from 49.6% in 1999. Sales and marketing expenses increased $512,000 in 2000 as compared to the same period in 1999. As a percentage of net sales, sales and marketing expenses decreased to 27.1% in the 2000 period from 27.7% in the comparable 1999 period. General and administrative expenses increased $555,000 for the nine months ended September 30, 2000. As a percentage of net sales, general and administrative expenses increased to 14.4% in 2000 from 13.6% in 1999. Shipping and warehousing expenses decreased $71,000 in 2000 as compared to the nine months ended September 30, 1999. As a percentage of net sales, shipping and warehousing expenses decreased to 3.4% in 2000 from 4% in 1999. Provision for doubtful accounts decreased to $109,000 for the nine month period ended September 30, 2000 from $176,000 for the nine month period ended September 30, 1999. As a percentage of net sales, provision for doubtful accounts decreased to 0.4% in the 2000 period from 0.7% in the comparable 1999 period. Depreciation and amortization expense increased $55,000 in the 2000 period. As a percentage of net sales, depreciation and amortization decreased from 3.6% in the 1999 quarter to 3.5% in the quarter ended September 30, 2000.

     Income (loss) from operations. The Company generated income from operations of $2.9 million for the nine months ended September 30, 2000 compared to income from operations of $2.6 million for the nine months ended September 30, 1999. As a percentage of net sales, income from operations increased to 10.2% for the nine month period ended September 30, 2000 from 10.1% for the same nine month period in 1999.

     Interest income (expense). Interest expense was $1.9 million for the nine months ended September 30, 2000 compared with interest expense of $2 million for the nine months ended September 30, 1999. Despite lower levels of indebtedness in early 2000, interest expense in 2000 was negatively effected by the increase in interest rates in 2000 compared to 1999.

     Other income (expense). The Company recognized (net) other expense of $323,000 for the nine months ended September 30, 2000 primarily due to settlements and additional estimated costs of various lawsuits. In the same period of 1999, the Company recognized (net) income of $579,000 primarily due to settlements of various, previously estimated trade liabilities and contingencies, net of employee severance payments and benefits.

     Income tax provision (benefit). In 1999 the Company utilized its net operating losses to eliminate any provision for income taxes for the nine months ended September 30, 1999.

     The Company's net operating loss carry forwards at December 31, 1999 are based on US Bank's conversion of $10 million of secured debt to preferred stock, the subsequent reduction of a corresponding amount of net operating loss carry forwards, and the Company's interpretation of Internal Revenue Service Code
Section 382. Code Section 382 addresses limitations on the use of net operating loss carry forwards following a change in ownership, as defined in Section 382. If this interpretation by the Company were found to be incorrect, there would be significant limitations placed on these carry forwards which would result in an increase in the Company's tax liability and a reduction of its net income.

     The Company believes it has an arguable basis for its tax position, however, for financial reporting purposes, the Company has elected to record a tax provision based on a more conservative interpretation of Code Section 382, whereby the net resulting losses available in any one year would be limited to approximately $125,000, and has therefore recorded an $196,690 income tax provision for the nine months ended September 30, 2000 based on this limitation and the annual federal statutory rate.

     Net income (loss). As a result of the items discussed above, the Company's net income was $507,000 or $(.03) per diluted common share for the nine months ended September 30, 2000 compared to net income of $1.2 million or $.05 per diluted common share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies on cash from operations and borrowings to finance its operations. Cash provided by the Company's operating activities totaled $1.5 million for the nine months ended September 30, 2000 compared to cash used in operating activities of $4.1 million for the nine months ended September 30, 1999. The Company's cash provided by operating activities increased in the first nine months of 2000 by $5.7 million compared to the same period in 1999 due primarily to (i) a decrease in the build-up of accounts receivable of approximately $1.6 million, (ii) a decrease in net inventories of approximately $502,000 and (iii) a decrease in net payments to vendor on accounts payable and other payments of approximately $4.5 million. Cash used in the Company's investing activities, to fund acquisitions of property and equipment, totaled $198,000 and $120,000 for the nine months ended September 30, 2000 and 1999, respectively. In 1999, $616,000 was used in the Company's investing activities to increase intangibles, which was due to the early final payment of royalties pursuant to the Sungold acquisition, and did not reoccur in the 2000 period. Cash used in the Company's financing activities, primarily repayments of bank debt, totaled $1.4 million for the nine months ended September 30, 2000 compared to cash provided by the Company's financing activities, primarily proceeds from bank debt, of $4.9 million in the comparable 1999 period. As of September 30, 2000, the Company had unused sources of liquidity of $1.7 million, consisting of cash and cash equivalents of $81,000 and borrowings available under its revolving loan of $1.6 million.

Based on current levels of operations and anticipated cost savings and revenue growth, the Company believes that cash flow from operations and available cash, together with available borrowings under the Company's credit agreement with its bank will be adequate to meet the Company's liquidity needs for the next few years.

SEASONALITY

     Our quarterly results of operations have fluctuated in the past and may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, the mix of product sales and the effects of weather conditions on consumer purchases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company's indebtedness to its primary lender, U.S. Bank, is evidenced by promissory notes with variable rates of interest which fluctuate with changes in U.S. Bank's reference rate. The Company does not use derivative financial instruments for speculative or trading purposes.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 25, 2000, Gargoyles and Morris Rosenbloom & Co., Inc. reached a settlement of the lawsuit filed by Morris Rosenbloom against Gargoyles on May 11, 1998, which was pending in the Supreme Court of the State of New York for Wayne County, under Index No. 44010. Under the terms of the settlement, Gargoyles agreed to pay Morris Rosenbloom $400,000 for a return of 18,631 units of sunglasses purchased by Morris Rosenbloom for a total purchase price of $694,670. As part of the settlement, Gargoyles and Morris Rosenbloom released all claims against each other related to the lawsuit, and the case was dismissed with prejudice and without award of costs.

     As of October 12, 2000, all parties reached a settlement of the lawsuit filed on May 18, 2000, by Oakley, Inc. against Pacific Sunwear of California, Inc. a customer of Gargoyles' subsidiary Sungold Eyewear, Inc., which was pending in the United States District Court for the Southern District of California under Case Number 00CV-1010BTM(JFS). In the lawsuit, Oakley had alleged that certain designed and distributed by Sungold and sold by Pacific Sunwear infringed certain Oakley patents. Under the terms of the settlement, Sungold agreed to pay Oakley $100,000. All parties released all claims against each other related to the lawsuit, and the case was dismissed with prejudice and without award of costs.

     On December 28, 1999, Hobie Designs, Inc. filed an action against Gargoyles, Inc. and it subsidiary H.S.C. in the Superior Court of California, County of Orange under Case No. 818816. Upon motion of Gargoyles and, H.S.C., on February 4, 2000, the case was removed to Federal Court and is now pending in the United States District Court for the Central District of California under Case No. SA-CV00-100 DOC. In the lawsuit, Hobie Designs alleges breach of the license agreement under which H.S.C. has the right to use the Hobie trademark in connection with the marketing and sale of eyewear and related products. Hobie Designs claims damages in an unspecified amount and seeks termination of the license agreement. Gargoyles and H.S.C. have retained counsel to represent them in this matter and intend to defend vigorously the plaintiff's claims. It is the Company's position that no material breach of the Hobie license agreement has occurred. There can be no assurance, however, that this case will be resolved successfully and that the Company's position will ultimately prevail. Failure to resolve this matter successfully could require the Company to modify the license agreement to the Company's disadvantage, could result in the loss of H.S.C.'s right to market eyewear under the Hobie brand, or could cause the Company to re-evaluate its investment in the license agreement resulting in a possible non-cash net asset impairment of approximately $2 million.

     There have been no material changes in any other legal proceedings reported in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 10.1* License Agreement by and among the National Association for Stock Car Racing, Inc. and Gargoyles, Inc. dated October 1, 2000
     Exhibit 10.2** Employment Agreement by and between Gargoyles, Inc. and Michael J. Hall
     Exhibit 11.1    Statement Regarding Computation of Per Share Earnings
     Exhibit 27.1    Financial Data Schedule
________________________
     *   Confidential Treatment Requested
     **  Executive Compensation

(b)  REPORTS ON FORM 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       Gargoyles, Inc.
                       (Registrant)

November 14, 2000             /s/ Leo Rosenberger
                              -------------------

                                Leo Rosenberger
                        Chief Executive Officer, Chief
                        Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION

Exhibit 10.1* License Agreement by and among the National Association for Stock Car Racing, Inc. and Gargoyles, Inc. dated October 1, 2000
Exhibit 10.2**  Employment Agreement by and between Gargoyles, Inc. and Michael
                J. Hall
Exhibit 11.1    Statement Regarding Computation of Per Share Earnings
Exhibit 27.1    Financial Data Schedule


___________________
*   Confidential Treatment Requested
**  Executive Compensation